Form 10-K
period 2025-09-30
21Shares Dogecoin ETF
filed 2026-03-16
CIK 2064314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to________

Commission File Number 001-43049

21Shares Dogecoin ETF

(Exact Name of Registrant as Specified in Its Charter)

Maryland	33-7038007
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

477 Madison Avenue, 6th Floor

New York, New York, 10022

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Beneficial Interests of 21Shares Dogecoin ETF	TDOG	Nasdaq Stock Market LLC

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was not a public company as of March 31, 2025, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s shares began trading on the Nasdaq Stock Market LLC on January 22, 2026.

The registrant had 90,000 outstanding shares as of March 11, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report on Form 10-K that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of 21Shares Dogecoin ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor and House of Doge Inc., the corporate arm of the Dogecoin Foundation (the “Service Provider”) have made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s and the Service Provider’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Annual Report on Form 10-K, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this Annual Report on Form 10-K are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor and the Service Provider anticipate to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares.

Should one or more of these risks discussed in “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s and the Service Provider’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust, the Sponsor nor the Service Provider is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after April 5, 2012, unless the Securities and Exchange Commission (“SEC”) determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) the last day of the fiscal year during which the Trust has a total of $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K), (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Trust intends to take advantage of the benefits of the extended transition period.

i

PART I

Item 1. Business

DESCRIPTION OF THE TRUST

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Nasdaq Stock Market LLC (the “Exchange”) under the ticker symbol “TDOG”. The Trust’s investment objective is to seek to track the performance of Dogecoin, as measured by the performance of the CF Dogecoin-Dollar US Settlement Price Index (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities. The Pricing Benchmark is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”). The Pricing Benchmark is designed to reflect the performance of Dogecoin in U.S. dollars. The Shares of the Trust are valued daily based on the Pricing Benchmark. In seeking to achieve its investment objective, the Trust holds Dogecoin. The Sponsor is the sponsor of the Trust and Wilmington Trust, N.A., a Maryland trust company, (the “Trustee”) is the trustee of the Trust. The Bank of New York Mellon (“BNYM”) serves as the Trust’s Administrator, Transfer Agent, and the Cash Custodian. Coinbase Custody Trust Company, LLC (“Coinbase Custodian”), BitGo Bank & Trust, N.A., (“BitGo”), and Anchorage Digital Bank N.A (“Anchorage”, and, together with Coinbase Custodian and BitGo, as the context may require, the “Dogecoin Custodians” and each a “Dogecoin Custodian”), are the Dogecoin Custodians for the Trust and hold all the Trust’s Dogecoin on the Trust’s behalf.

The Trust does not purchase or sell Dogecoin other than in connection with the creation and redemption of Shares or to pay certain expenses, which are facilitated by Coinbase, Inc. (the “Prime Broker”), or any other prime brokers with whom the Trust contracts.

The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), and is not required to register under such act. The Trust does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act, as amended (“CEA”). The Trust is not a commodity pool for purposes of the CEA and none of the Sponsor, Trustee or the Marketing Agent is subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor under the CEA in connection with the shares. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust.

The Sponsor maintains a website at www.21shares.com/en-us, through which the Trust’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. The information on the Sponsor’s website is not, and shall not be deemed to be, part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

organization

The 21Shares Dogecoin ETF (the “Trust”) is a Maryland statutory trust, formed on April 1, 2025, pursuant to the Maryland Statutory Trust Act (“MSTA”). The Trust was initially registered with the name of Jura Pentium Trust 10. The Trust changed its name from Jura Pentium Trust 10 to 21Shares Dogecoin ETF on April 7, 2025. The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). Wilmington Trust, N.A., a Maryland trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc. In November 2025, 21co Holdings Limited, Jura Pentium Inc.’s former ultimate parent company, was acquired by FalconX Holdings Limited, which became the ultimate parent of Jura Pentium Inc. and the Sponsor. Coinbase Custody Trust Company, LLC (“Coinbase”), Anchorage Digital Bank N.A. (“Anchorage”), and BitGo Bank & Trust N.A. (“BitGo” and together with Coinbase and Anchorage, as the context may require, the “Custodian”, “Custodians” and each a “Custodian”) are the custodians for the Trust and hold all of the Trust’s Dogecoin on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon. The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of Dogecoin tokens, the native digital asset of the Dogecoin blockchain (“Dogecoin”). The Service Provider provides assistance to the Trust and the Sponsor with certain functions and duties related to marketing, including marketing, licensing, strategy and related services.

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

The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

On September 17, 2025, the Sponsor, in its capacity as the Seed Capital Investor, subject to conditions, purchased 2 Shares at a per-Share price of $50.00 (the “Initial Seed Shares”), as described in “Seed Capital Investor.” Total proceeds to the Trust from the sale of the Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on September 17, 2025.

For the period September 17, 2025 (date of initial seed) through September 30, 2025, the trust had no operations other than the initial seed capital transaction.

The fiscal year-end of the Trust is September 30.

DESCRIPTION OF THE SHARES

Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. Upon redemption of the Shares, the applicable Authorized Participant is paid solely out of the funds and property of the Trust. All Shares are transferable, fully paid and non-assessable. The assets of the Trust consist primarily of Dogecoin held by the Dogecoin Custodians on behalf of the Trust and cash. Creation Baskets are redeemed by the Trust in exchange for an amount of Dogecoin or cash equal to the amount of Dogecoin represented by the aggregate number of Shares redeemed.

The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Dogecoin held by the Trust. The Dogecoin held by the Trust will only be sold (1) on an as-needed basis to pay the Trust’s expenses and to meet redemption requests, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation. The sale of Dogecoin by the Trust is a taxable event to its shareholders (the “Shareholders”).

Except in limited circumstances, Shareholders have no voting rights under the Trust Agreement.

The Sponsor may terminate the Trust in its sole discretion. The Sponsor will give written notice of the termination of the Trust, specifying the date of termination, to Shareholders of the Trust, at least 30 days prior to the termination of the Trust. The Sponsor will, within a reasonable time after such termination, sell all the Trust’s Dogecoin not already distributed to Authorized Participants redeeming Creation Baskets, if any, in such a manner to effectuate orderly sales. The Sponsor shall not be liable for or responsible in any way for depreciation or loss incurred by reason of any sale or sales made in accordance with the provisions of the Trust Agreement. The Sponsor may suspend its sales of the Trust’s Dogecoin upon the occurrence of unusual or unforeseen circumstances.

Investment Objective

The Trust’s investment objective is to seek to track the performance of Dogecoin, as measured by the Pricing Benchmark, adjusted for the Trust’s expenses and other liabilities. In seeking to achieve its investment objective, the Trust will hold Dogecoin and will value its Shares daily as of 4:00 p.m. ET based on the Pricing Benchmark.

Principal Market and Fair Value Determination of Dogecoin

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each day other than a day when the Exchange is closed for regular trading (a “Business Day”) and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator will calculate the price of the Dogecoin held by the Trust as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

NAV and NAV per Share are not measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are not intended as substitute for Principal Market and Principal Market NAV per Share, respectively.

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

The cost basis of the investment in Dogecoin recorded by the Trust for financial reporting purposes is the fair value of Dogecoin at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Fees, Expenses and Realized Gain (Loss)

The Trust pays the unitary sponsor fee of 0.50% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement.

The Sponsor Fee accrues daily and is payable in Dogecoin weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.50% annualized rate to the Trust’s NAV, and the amount of Dogecoin payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee.

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

The Sponsor does not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses (as defined below), including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Dogecoin Custodians, Administrator or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses are subject to a cap of not more than $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be redesignated as an Additional Trust Expense.

After the payment of the Sponsor Fee to the Sponsor, the Sponsor may elect to convert some or all of the Sponsor Fee into cash by selling this Dogecoin at market prices, in the Sponsor’s sole discretion. Due to the variance in market prices for Dogecoin, the rate at which the Sponsor converts Dogecoin to cash may differ from the rate at which the Sponsor Fee was initially paid in Dogecoin.

The Dogecoin Custodians assume the transfer fees associated with the transfer of Dogecoin to the Sponsor with respect to the Sponsor Fee, and any further expenses associated with such transfer are assumed by the Sponsor. The Trust is not responsible for any fees and expenses incurred by the Sponsor to convert Dogecoin received in payment of the Sponsor Fee into cash.

Pursuant to the Trust Agreement, the Sponsor or its delegates direct the Dogecoin Custodians to transfer Dogecoin from the Trust’s “cold storage” or similarly secure technology (the “Cold Vault Balance”) as needed to pay the Sponsor’s Fee and Additional Trust Expenses, if any. The Sponsor or its delegates endeavors to transfer the smallest amount of Dogecoin needed to pay applicable expenses. The Sponsor, in arranging for payment of Additional Trust Expenses, may in its discretion direct that the Trust’s Dogecoin be exchanged for U.S. Dollars. Under such circumstances, the Trust will not utilize the Dogecoin Custodians to arrange for the sale of the Trust’s Dogecoin to pay the Trust’s expenses and liabilities. Rather, the Sponsor will arrange for the Prime Broker, an affiliate of the Dogecoin Custodians, or another third-party digital asset trading platform to exchange the Trust’s Dogecoin for U.S. dollars in such a situation.

Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only (other than in the case of the Initial Seed Shares) in blocks consisting of 10,000 Shares (a “Basket”) or multiples thereof on the NAV of the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, a “Dogecoin Counterparty”), to (i) purchase the amount of Dogecoin equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting Dogecoin amount in the Trust’s accounts with the Dogecoin Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers or arranges for the delivery by the Authorized Participant’s designee of, Dogecoin to the Trust’s accounts with a Dogecoin Custodian in exchange for Shares.

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

Service Providers of the Trust

The sponsor

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange. The Sponsor does not exercise day-to-day oversight over the Trustee, the Dogecoin Custodians, or the Pricing Benchmark Provider. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares of the Trust, and exercises the marketing plan of the Trust on an ongoing basis. The Sponsor agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified fee.

The Sponsor is a wholly owned subsidiary of 21co Holdings Limited (formerly known as Amun Holdings Limited). The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). At present, the primary business activities of 21co Holdings Limited and FalconX are, with respect to 21co Holdings Limited, providing exchange traded products and technology services in the digital asset space through its subsidiaries and, with respect to FalconX, providing comprehensive access to global digital asset liquidity and a full range of trading services (including through its affiliates).

21Shares AG (collectively with its affiliates, the “21Shares Group”), an affiliate of the Sponsor, has considerable experience issuing and operating exchange-traded products that provide exposure to digital assets, operating such exchange-traded products since 2018. The Sponsor utilizes a similar management team that the 21Shares Group has used in issuing and operating these exchange-traded products. As of December 31, 2025, the 21Shares Group oversees approximately $7.56 billion in assets under management and 67 digital asset-related exchange-traded products across various jurisdictions. Additionally, since November 2025, the Sponsor serves as sub-adviser to four investment companies registered under the 1940 Act.

The Sponsor is not under any liability to the Trust, the Trustee or any Shareholder for any action taken or for refraining from the taking of any action in good faith pursuant to the Trust Agreement, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any Dogecoin or other assets held in trust hereunder; provided, however, that this provision will not protect the Sponsor against any liability to which it would otherwise be subject by reason of its own gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft, or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other Person for any matters arising hereunder. The Sponsor will in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for herein. The Trust will not incur the cost of that portion of any insurance which insures any party against any liability, the indemnification of which is herein prohibited.

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) are indemnified by the Trust against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims arising out of or in connection with the performance of its obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement, provided that (i) the Sponsor was acting on behalf of, or performing services for, the Trust and has determined, in good faith, that such course of conduct was in the best interests of the Trust and such liability or loss was not the result of fraud, gross negligence, bad faith, willful misconduct, or a material breach of this Trust Agreement on the part of the Sponsor and (ii) any such indemnification will be recoverable only from the Trust Estate. Any amounts payable to a Sponsor Indemnified Party under the Trust Agreement may be payable in advance or will be secured by a lien on the Trust. The Sponsor will not be under any obligation to appear in, prosecute or defend any legal action that in its opinion may involve it in any expense or liability; provided, however, that the Sponsor may, in its discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and the rights and duties of the parties hereto and the interests of the Shareholders and, in such event, the legal expenses and costs of any such action will be expenses and costs of the Trust and the Sponsor will be entitled to be reimbursed therefor by the Trust. The obligations of the Trust to indemnify the Sponsor Indemnified Parties will survive the termination of the Trust Agreement.

the trustee

The Trustee, Wilmington Trust, N.A., acts as the trustee of the Trust as required to create a Maryland statutory trust in accordance with the Trust’s Certificate of Trust and the MSTA

As further discussed in the Trust Agreement, the Trustee is not liable for the acts or omissions of the Sponsor, nor is the Trustee liable for supervising or monitoring the performance and the duties and obligations of the Sponsor or the Trust under the Trust Agreement. Maryland law permits a Maryland statutory trust to include a provision in its governing instrument a provision eliminating the liability of its trustees to the trust and its beneficial owners for money damages, except for liability resulting from (i) actual receipt of an improper benefit or profit in money, property or services or (ii) active and deliberate dishonesty that is established by a final judgment and is material to the cause of action. The Trust Agreement contains such a provision which eliminates the liability of the Trustee to the maximum extent permitted by Maryland law. The Trustee is not personally liable under any circumstances, except for its own willful misconduct, bad faith or gross negligence.

The Trustee or any officer, affiliate, director, employee, or agent of the Trustee (each, an “Indemnified Person”) is entitled to indemnification from the Sponsor or the Trust, to the fullest extent permitted by law, from and against any and all losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under State or federal securities laws) of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted against such Indemnified Persons with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated in the Trust Agreement; provided, however, that the Sponsor and the Trust is not required to indemnify any Indemnified Person for any Expenses that are a result of the willful misconduct, bad faith or gross negligence of such Indemnified Person.

The obligations of the Sponsor and the Trust to indemnify the Indemnified Persons will survive the termination of the Trust Agreement.

the administrator

The Sponsor entered into a Fund Administration and Accounting Agreement with BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, to provide administration and accounting services to the Trust. Pursuant to the terms of the Agreement and under the supervision and direction of the Sponsor and the Trust, BNY Mellon Asset Servicing keeps the operational records of the Trust and prepares and files certain regulatory filings on behalf of the Trust. BNY Mellon Asset Servicing may also perform other services for the Trust pursuant to the Agreement as mutually agreed upon by the Sponsor, the Trust and BNY Mellon Asset Servicing from time to time. The Administrator’s fees are paid on behalf of the Trust by the Sponsor.

THE Transfer AGENT

The Bank of New York Mellon serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the Transfer Agency and Service Agreement (the “Transfer Agency and Service Agreement”). The Transfer Agent: (1) facilitates the issuance and redemption of Shares of the Trust; (2) responds to correspondence by Trust shareholders and others relating to its duties; (3) maintains shareholder accounts; and (4) makes periodic reports to the Trust.

the DOGECOIN Custodians

Coinbase, BitGo and Anchorage are the Dogecoin Custodians for the Trust and hold all of the Trust’s Dogecoin on the Trust’s behalf.

The Dogecoin Custodians keep custody of all the Trust’s Dogecoin, other than which is maintained in the Trading Balance with the Prime Broker, in the Cold Vault Balance. The Dogecoin Custodians keep a substantial portion of the private keys associated with the Trust’s Dogecoin in “cold storage” or similarly secure technology. Cold storage is a safeguarding method with multiple layers of protections and protocols, by which the private key(s) corresponding to the Trust’s Dogecoin is (are) generated and stored in an offline manner. Private keys are generated in offline computers that are not connected to the internet so that they are resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked. While the Dogecoin Custodians will generally keep a substantial portion of the Trust’s Dogecoin in cold storage on an ongoing basis, it is possible that, from time to time, portions of the Trust’s Dogecoin will be held outside of cold storage temporarily in the Trading Balance maintained by the Prime Broker as part of trade facilitation in connection with creations and redemptions of Baskets, to sell Dogecoin including to pay Trust expenses, or to pay the Sponsor Fee, as necessary. The Trust’s Dogecoin held in the Cold Vault Balance by the Dogecoin Custodians are held in segregated wallets and therefore are not commingled with the Dogecoin Custodians’ assets or the assets of each such Dogecoin Custodian’s other customers.

Cold storage of private keys may involve keeping such keys on a non-networked computer or electronic device or storing the public key and private keys on a storage device or printed medium and deleting the keys from all computers. The Dogecoin Custodians may receive deposits of Dogecoin but may not send Dogecoin without use of the corresponding private keys. To send Dogecoin when the private keys are kept in cold storage, unsigned transactions must be physically transferred to the offline cold storage facility and signed using a software/hardware utility with the corresponding offline keys. At that point, the Dogecoin Custodians can upload the fully signed transaction to an online network and transfer the Dogecoin. Such private keys are stored in cold storage facilities within the United States and Europe, exact locations of which are not disclosed for security reasons. A limited number of employees at the Dogecoin Custodians are involved in private key management operations, and the Dogecoin Custodians have each represented that no single individual has access to full private keys.

The Dogecoin Custodians’ internal audit team performs periodic internal audits over custody operations, and the Dogecoin Custodians have represented that Systems and Organizational Control (“SOC”) attestations covering private key management controls are also performed on the Dogecoin Custodians by an external provider.

The Dogecoin Custodians maintain a commercial crime insurance policy, which is intended to cover the loss of client assets held in cold storage, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the Dogecoin Custodians is shared among all the Dogecoin Custodians’ customers, is not specific to the Trust or to customers holding Dogecoin with the Dogecoin Custodians and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Dogecoin held in the Trust’s account with the Dogecoin Custodians is the property of the Trust. The Trust, the Sponsor and the service providers will not loan or pledge the Trust’s assets nor will the Trust’s assets serve as collateral for any loan or similar arrangement. The Trust will not utilize leverage, derivatives, or any similar arrangements in seeking to meet its investment objective.

In the event of a fork, the Custodial Services Agreements provide that the Dogecoin Custodians may temporarily suspend services, and may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the Dogecoin Custodians shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. The Custodial Services Agreement provides that, other than as set forth therein, and provided that the Dogecoin Custodians shall make commercially reasonable efforts to assist the Trust to retrieve and/or obtain any assets related to a fork, airdrop or similar event, the Dogecoin Custodians shall have no liability, obligation or responsibility whatsoever arising out of or relating to the operation of the underlying software protocols relating to the Dogecoin Network or an unsupported branch of a forked protocol and, accordingly, the Trust acknowledges and assumes the risk of the same. The Custodial Services Agreement further provide that, unless specifically communicated by the relevant Dogecoin Custodian and its affiliates through a written public statement on their website, such Dogecoin Custodian does not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with Dogecoin.

Under the Trust Agreement, the Sponsor has the right, in its sole discretion, to determine what action to take in connection with the Trust’s entitlement to or ownership of Incidental Rights or any IR Virtual Currency, and Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, as determined by the Sponsor in the Sponsor’s sole discretion, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by this Trust Agreement.

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights or IR Virtual Currency. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

Under the Custodial Services Agreements, the Dogecoin Custodians’ liability is limited. With respect to the Coinbase Custody Agreement, the Coinbase Custodian’s liability is as follows, among others: (i) the Coinbase Custodian’s aggregate liability with respect to any breach of its obligations under the Coinbase Custody Agreement shall not exceed the aggregate amount of fees paid by the Trust to the Coinbase Custodian in respect of the services relating to custody, trade execution, lending or post-trade credit (if applicable), and other services (collectively, the “Prime Broker Services”) in the 12 months prior to the event giving rise to such liability; (ii) the Coinbase Custodian’s aggregate liability under the Coinbase Custody Agreement shall not exceed the greater of (A) the aggregate fees paid by the Trust to the Coinbase Custodian in respect of the custodial services in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the supported Dogecoin on deposit in the Trust’s custodial account(s) giving rise to the Coinbase Custodian’s liability at the time of the event giving rise to the Coinbase Custodian’s liability; (iii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew of or should have known of the possibility thereof; and (v) in no event shall the Coinbase Custodian or its affiliates have any liability to the Trust or any third party with respect to any breach of its obligations under the Coinbase Custody Agreement, express or implied, which does not result solely from its gross negligence, fraud or willful misconduct. The Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s Dogecoin or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

With respect to the BitGo Custody Agreement, BitGo, in its capacity as a Dogecoin Custodian (the “BitGo Custodian”) and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the BitGo Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

With respect to the Anchorage Custody Agreement, except for Anchorage’s, in its capacity as a Dogecoin Custodian (the “Anchorage Custodian”) bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, the Anchorage Custodian is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, the Anchorage Custodian is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”); or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, the Anchorage Custodian is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to the Anchorage Custodian or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of the Anchorage Custodian’s fraud or intentional misconduct.

The Dogecoin Custodians are not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Dogecoin Custodians. Under the Custodial Services Agreements, except in the case of their gross negligence, fraud, willful misconduct, breach of the BitGo Custody Agreement in the case of the BitGo Custodian, the Dogecoin Custodians shall not have any liability for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Trust’s computer or other equipment, or any phishing, spoofing or other attack.

The Dogecoin Custodians may terminate the Custodial Services Agreements for any reason upon providing the applicable notice to the Trust, or immediately for Cause (as defined in the applicable Custodial Services Agreement), including, among others, if the Trust: materially breaches the Prime Broker Agreement and such breach remains uncured, or undergoes a bankruptcy event.

The Trust’s Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust generally does not intend to hold cash or cash equivalents. However, there may be situations where the Trust will unexpectedly hold cash on a temporary basis, including in connection with the settlement of creation and redemption transactions. The Trust’s cash and cash equivalents will be held at its account at the Cash Custodian, pursuant to the Cash Custody Agreement.

The Sponsor may, in its sole discretion, add or terminate Dogecoin custodians at any time. The Sponsor may, in its sole discretion, change the Dogecoin Custodians for the Trust’s Dogecoin holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Trust from other such Dogecoin Custodians. Should the Sponsor choose to add or terminate a Dogecoin Custodian, the Trust will notify Shareholders in a prospectus supplement and/or a current report on Form 8-K or in its annual or quarterly reports, and, in any case, within four business days of such termination or addition.

the prime broker

Pursuant to the Prime Broker Agreement, a portion of the Trust’s Dogecoin holdings and cash holdings from time to time may be held with the Prime Broker, an affiliate of one of the Dogecoin Custodians, in the Trading Balance, in connection with the creation and redemption of Shares via cash transactions or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee. The amount of Dogecoin that may be held in the Trading Balance will be limited to the amount necessary to process a given creation or redemption transaction, as applicable, or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee.

The Sponsor may, in its sole discretion, add or terminate prime brokers at any time. The Sponsor may, in its sole discretion, change the prime broker for the Trust, but it will have no obligation whatsoever to do so or to seek any terms for the Trust from other such prime brokers.

These periodic holdings held in the Trading Balance with the Prime Broker represent an omnibus claim on the Prime Broker’s Dogecoin held on behalf of clients; these holdings exist across a combination of omnibus hot wallets, omnibus cold wallets or in accounts in the Prime Broker’s name on a trading venue (including third-party venues and the Prime Broker’s own execution venue) where the Prime Broker executes orders to buy and sell Dogecoin on behalf of clients (each such venue, a “Connected Trading Venue”). The Prime Broker is not required to hold any of the Dogecoin in the Trust’s Trading Balance in cold storage or to hold any such Dogecoin in segregation, and neither the Trust nor the Sponsor can control the method by which the Prime Broker holds the Dogecoin credited to the Trust’s Trading Balance. Within the Trust’s Trading Balance, the Prime Broker Agreement provides that the Trust does not have an identifiable claim to any particular Dogecoin (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the Dogecoin (and cash) the Prime Broker holds on to behalf of customers who hold similar entitlements against the Prime Broker. In this way, the Trust’s Trading Balance represents an omnibus claim on the Prime Broker’s Dogecoin (and cash) held on behalf of the Prime Broker’s customers.

Within such omnibus hot and cold wallets and accounts, the Prime Broker has represented to the Sponsor that it keeps the majority of assets in cold wallets, to promote security, while the balance of assets is kept in hot wallets to facilitate rapid withdrawals. However, the Sponsor has no control over, and for security reasons the Prime Broker does not disclose to the Sponsor, the percentage of Dogecoin that the Prime Broker holds for customers holding similar entitlements as the Trust which are kept in omnibus cold wallets, as compared to omnibus hot wallets or omnibus accounts in the Prime Broker’s name on a trading venue. The Prime Broker has represented to the Sponsor that the percentage of assets maintained in cold versus hot storage is determined by ongoing risk analysis and market dynamics, in which the Prime Broker attempts to balance anticipated liquidity needs for its customers as a class against the anticipated greater security of cold storage.

The Prime Broker is not required by the Prime Broker Agreement to hold any of the Dogecoin in the Trust’s Trading Balance in cold storage or to hold any such Dogecoin in segregation, and neither the Trust nor the Sponsor can control the method by which the Prime Broker holds the Dogecoin credited to the Trust’s Trading Balance.

To the extent the Trust sells Dogecoin through the Prime Broker, the Trust’s orders will be executed at Connected Trading Venues that have been approved in accordance with the Prime Broker’s due diligence and risk assessment process. The Prime Broker has represented that its due diligence on Connected Trading Venues include reviews conducted by the legal, compliance, security, privacy and finance and credit-risk teams. The Connected Trading Venues, which are subject to change from time to time, currently include Bitstamp, LMAX, Kraken, the exchange operated by the Prime Broker, as well as four additional non-bank market makers (“NBMMs”). The Prime Broker has represented to the Trust that it is unable to name the NBMMs due to confidentiality restriction.

Pursuant to the Prime Broker Agreement, the Trust may engage in purchases or sales of Dogecoin by placing orders with the Prime Broker. The Prime Broker will route orders placed by the Sponsor through the Prime Broker’s execution platform (the “Trading Platform”) to a Connected Trading Venue where the order will be executed. Each order placed by the Sponsor will be sent, processed, and settled at each Connected Trading Venue to which it is routed. The Prime Broker Agreement provides that the Prime Broker is subject to certain conflicts of interest, including: (i) the Trust’s orders may be routed to the Prime Broker’s own execution venue where the Trust’s orders may be executed against other customers of the Prime Broker or with the Coinbase acting as principal, (ii) the beneficial identity of the counterparty purchaser or seller with respect to the Trust’s orders may be unknown and therefore may inadvertently be another client of the Prime Broker, (iii) the Prime Broker does not engage in front-running, but is aware of the Trust’s orders or imminent orders and may execute a trade for its own inventory (or the account of an affiliate) while in possession of that knowledge and (iv) the Prime Broker may act in a principal capacity with respect to certain orders. As a result of these and other conflicts, when acting as principal, the Prime Broker may have an incentive to favor its own interests and the interests of its affiliates over the Trust’s interests.

Subject to the foregoing, and to certain policies and procedures that the Prime Broker Agreement requires the Prime Broker to have in place to mitigate conflicts of interest when executing the Trust’s orders, the Prime Broker Agreement provides that the Prime Broker shall have no liability, obligation, or responsibility whatsoever for the selection or performance of any Connected Trading Venue, and that other Connected Trading Venues and/or trading venues not used by Coinbase may offer better prices and/or lower costs than the Connected Trading Venue used to execute the Trust’s orders.

Once the Sponsor, on behalf of the Trust, places an order to purchase or sell Dogecoin on the Trading Platform in connection with the creation or redemption of Shares via a cash transaction, the associated Dogecoin or cash used to fund or fill the order, if any, will be placed on hold and will generally not be eligible for other use or withdrawal from the Trust’s Trading Balance. The Cold Vault Balance may be used directly to fund orders. With each Connected Trading Venue, the Prime Broker shall establish an account in the Prime Broker’s name, or in its name for the benefit of clients, to trade on behalf of its clients, including the Trust, and the Trust will not, by virtue of the Trading Balance the Trust maintains with the Prime Broker, have a direct legal relationship, or account with, any Connected Trading Venue.

The Prime Broker may terminate the Prime Broker Agreement in its entirety for any reason and without Cause (as defined below) by providing at least ninety (90) days’ prior written notice to the Trust. The Trust may terminate the Prime Broker Agreement in its entirety for any reason and without Cause by providing at least 30 (thirty) days’ prior written notice to the Prime Broker; provided, however, the Trust’s termination of the Prime Broker Agreement shall not be effective until the Trust has fully satisfied its obligations the Prime Broker Agreement.

The Prime Broker and the Dogecoin Custodians may, in their sole discretion, suspend, restrict or terminate the Trust’s prime broker services, including by suspending, restricting or closing any account of the Trust covered under the Prime Broker Agreement for Cause, at any time and with prior notice to the Trust.

the cash Custodian

The Cash Custodian is The Bank of New York Mellon. The Cash Custodian’s services are governed under the Custody Agreement between The Bank of New York Mellon and the Trust. In performing its duties under the Custody Agreement, BNY Mellon is required to exercise the standard of care and diligence that a professional custodian for exchange-traded funds would observe in these affairs considering the prevailing rules, practices, procedures, and circumstances in the relevant market and to perform its duties without negligence, fraud, bad faith, willful misconduct, or reckless disregard of its duties under the Custody Agreement. Under the Custody Agreement, BNY Mellon is not liable for any losses, damages, costs, charges, expenses, or liabilities (including reasonable counsel fees and expenses) (collectively, “Losses”) except to the extent caused by BNY Mellon’s own bad faith, negligence, willful misconduct, or reckless disregard of its duties under the Custody Agreement. The Trust will indemnify and hold harmless BNY Mellon from and against all Losses, incurred by BNY Mellon arising out of or relating to BNY Mellon’s performance under the Custody Agreement, except to the extent resulting from BNY Mellon’s failure to perform its obligations under the Custody Agreement in accordance with the agreement’s standard of care. The Sponsor may, in its sole discretion, add or terminate cash custodians at any time.

the marketing agent

Foreside Global Services, LLC (the “Marketing Agent”) is responsible for reviewing and approving the marketing materials prepared by the Sponsor for compliance with applicable SEC and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules, and regulations.

authorized participants

Creation Baskets are created or redeemed only by Authorized Participants. Each Authorized Participant must be a registered broker-dealer, a participant in DTC, and have entered into an agreement with the Sponsor and Administrator (the “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of Creation Baskets and for the delivery of the Dogecoin required for such creations and redemptions. By executing an Authorized Participant Agreement, an Authorized Participant becomes part of the group of parties eligible to purchase Creation Baskets from, and put Creation Baskets for redemption to, the Trust. The Authorized Participant Agreement may provide for in-kind Basket creations and redemptions. An Authorized Participant is under no obligation to create or redeem Creation Baskets or to offer to the public Shares of any Creation Baskets it does create. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

Taxation of the trust

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax. Rather, if the Trust is a grantor trust, each beneficial owner of Shares is treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “pass through” to each beneficial owner of Shares. If the Trust sells Dogecoin (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the Dogecoin held in the Trust at the time of the sale and may recognize gain or loss on such sale.

Item 1A. Risk Factors

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below, and should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC, before making an investment decision regarding the Shares. All other capitalized terms used, but not defined, herein have the meanings given to them in the Trust Agreement.

Risks Associated with Dogecoin and the Dogecoin Blockchain

●	The value of the Shares relates directly to the value of Dogecoin, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

●	Dogecoin has a relatively limited history of existence and operations.

●	Ownership of Dogecoin is pseudonymous, and the supply of accessible Dogecoin is unknown. Entities with substantial holdings in Dogecoin may engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, which could result in a reduction in the price of Dogecoin and adversely affect an investment in the Shares.

●	A determination that Dogecoin or any other digital asset is offered or sold as a “security” may adversely affect the price of Dogecoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

●	The trading prices of many digital assets, including Dogecoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further decline in the trading prices of Dogecoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

●	Spot markets on which Dogecoin trades are relatively new and largely unregulated.

●	Decentralized governance of the Dogecoin Blockchain could have a negative impact on the performance of the Trust.

●	The actual or perceived use of Dogecoin and other digital assets in illicit transactions may adversely affect the Dogecoin industry and an investment in the Trust.

●	Dogecoin’s treatment as a “memecoin” may subject it to even greater levels of volatility than other digital assets.

●	The Dogecoin Network faces scaling challenges and efforts to increase the volume of transactions may not be successful.

●	High-profile individuals and organizations have publicly aligned themselves with support of the Dogecoin Network which may subject Dogecoin to external risks not experienced by other digital assets.

●	Spot markets may be exposed to security breaches, fraud and manipulation, and front-running.

Risks Associated with Investing in the Trust

●	Deviations between the Trust’s NAV and NAV per Share versus the Trust’s Principal Market NAV and Principal Market NAV per Share may occur.

●	The value of the Shares may be influenced by a variety of factors unrelated to the value of Dogecoin.

●	The Administrator is solely responsible for determining the value of the Trust’s Dogecoin, the Trust’s NAV and the Trust’s Principal Market NAV. The value of the Shares may experience an adverse effect in the event of any errors, discontinuance or changes in such valuation calculations.

●	Dogecoin Counterparties’ buying and selling activity associated with the creation and redemption of Baskets may adversely affect an investment in the Shares.

●	The inability of Authorized Participants and market makers to hedge their Dogecoin exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

●	Arbitrage transactions intended to keep the price of Shares closely linked to the price of Dogecoin may be problematic if the process for the creation and redemption of Baskets encounters difficulties, which may adversely affect an investment in the Shares.

●	Security threats and cyber-attacks could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

●	The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of Dogecoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

●	If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of Dogecoin may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

●	In the event of the end of, or any material change to any affiliation between the Service Provider and the Dogecoin Foundation, or a change of control at the Service Provider or certain other contractual events, the Sponsor may have to end its relationship with the Service Provider, which may affect the value of the Shares.

●	The amount of Dogecoin represented by the Shares is expected to decline over time.

Risks Associated with the Regulatory Environment of Dogecoin

●	There is a lack of consensus regarding the regulation of digital assets, including Dogecoin.

●	Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the Investment Company Act of 1940 (the “1940 Act”) or the protections afforded by the Commodity Exchange Act, as amended (the “CEA”).

●	Whether Dogecoin is offered or sold as a “security” under U.S. federal securities laws remains unsettled.

●	The future activities of the Service Provider could cause the SEC or a court to consider transactions in Dogecoin to be subject to the federal securities laws.

Risks Associated with the Tax Treatment of the Trust and Dogecoin

●	The ongoing activities of the Trust may generate tax liabilities for Shareholders.

●	The tax treatment of Dogecoin and transactions involving Dogecoin for U.S. federal income tax purposes may change.

Other Risks

●	The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

●	The market infrastructure of the Dogecoin spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust, which would affect the liquidity of the Shares in the secondary market and make it difficult to dispose of Shares.

●	The Sponsor and the Service Provider each relies heavily on key personnel. The departure of any such key personnel could negatively impact the Trust’s operations and adversely impact an investment in the Trust.

●	The Trust is new, and if it is not profitable, the Trust may terminate and liquidate at a time that is disadvantageous to Shareholders.

●	Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

●	Shareholders may be adversely affected by an overstatement or understatement of the NAV or the Principal Market NAV calculation of the Trust due to the valuation methodology employed on the date of the NAV or the Principal Market NAV calculation.

●	Shareholders may be adversely affected by the amendment of the Trust Agreement without shareholder consent.

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

Risks Associated with Dogecoin and the Dogecoin Blockchain

The value of the Shares relates directly to the price of Dogecoin, which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the Dogecoin held by the Trust and fluctuations in the price of Dogecoin could adversely affect the value of the Shares. The market price of Dogecoin may be highly volatile, and subject to a number of factors, including:

●	an increase in the Dogecoin supply that is publicly available for trading;

●	manipulative trading activity on digital asset trading platforms, which, in many cases, are largely unregulated or may not be complying with existing regulations;

●	the adoption of Dogecoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Dogecoin Blockchain;

●	investors’ expectations with respect to interest rates and rates of inflation experienced by fiat currencies or digital assets (including, in particular, Dogecoin);

●	consumer preferences and perceptions of Dogecoin specifically and digital assets generally;

●	fiat currency withdrawal and deposit policies on digital asset trading platforms;

●	the liquidity of digital asset trading platforms and any increase or decrease in trading volume on digital asset trading platforms;

●	investment and trading activities of large investors that invest directly or indirectly in Dogecoin;

●	a “short squeeze” resulting from speculation on the price of Dogecoin, if aggregate short exposure exceeds the number of Shares available for purchase;

●	a final determination that Dogecoin is offered or sold as a security or changes in Dogecoin’s status under the federal securities laws;

●	monetary policies of governments, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of Dogecoin as a form of payment or the purchase of Dogecoin on digital asset trading platforms;

●	global or regional political, economic or financial conditions, events and situations;

●	fees associated with processing a Dogecoin transaction and the speed at which transactions are settled on the Dogecoin Blockchain;

●	interruptions in service from or closures or failures of major digital asset trading platforms;

●	decreased confidence in digital asset trading platforms due to the unregulated nature and lack of transparency surrounding the operations of digital asset trading platforms;

●	smart contracts are new and their ongoing development and operation may result in problems or be subject to errors or hacks;

●	increased competition from other digital assets or other forms of blockchain-based services; and

●	the Trust’s own acquisitions or dispositions of Dogecoin, since there is no limit on the number of Dogecoin that the Trust may acquire.

In addition, there is no assurance that Dogecoin will maintain its value in the long or intermediate term. In the event that the price of Dogecoin declines, the Sponsor expects the value of the Shares to decline proportionately. The value of Dogecoin as represented by the Pricing Benchmark or by the Trust’s principal market may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of Dogecoin has resulted, and may continue to result, in speculation regarding future appreciation in the price of Dogecoin, inflating and making the price of Dogecoin more volatile. As a result, Dogecoin may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Pricing Benchmark and could adversely affect the value of the Shares.

Dogecoin is a relatively new technological innovation with a limited operating history.

Dogecoin has a relatively limited history of existence and operations compared to traditional commodities. There is a limited established performance record for the price of Dogecoin and, in turn, a limited basis for evaluating an investment in Dogecoin. Although past performance is not necessarily indicative of future result, if Dogecoin had a more established history, such history might (or might not) provide investors with more information on which to evaluate an investment in the Trust.

Dogecoin and the Dogecoin Blockchain generally.

Dogecoin is a digital asset that is created and transmitted through the operations of the peer-to-peer “Dogecoin Network,” a decentralized network of computers that operates on cryptographic protocols. The Dogecoin Blockchain is the decentralized ledger upon which Dogecoin transactions are processed and settled, serving as the underlying technology of the Dogecoin Network. No single entity owns or operates the Dogecoin Blockchain, the infrastructure of which is collectively maintained by a decentralized user base.

The Dogecoin Network allows people to exchange tokens of value, Dogecoin, which are recorded on the Dogecoin Blockchain. Dogecoin can be used to pay for goods and services, including to send a transaction on the Dogecoin Network, or it can be converted to fiat currencies, such as the U.S. dollar. The Dogecoin Network is based on a shared public ledger, the Dogecoin Blockchain, similar to the Bitcoin network. However, the Dogecoin Network differentiates itself from other digital asset networks in that its stated primary function is community-driven and widely used for tipping and microtransactions, rather than serving as a store of value. The Dogecoin Network is designed to be a fast and accessible peer-to-peer payment system. As a result, the Dogecoin Network and Dogecoin aim to improve the ease and affordability of transferring value while fostering a fun and inclusive community around the digital asset.

Dogecoin was originally developed by software engineers Billy Markus and Jackson Palmer as a lighthearted take on the rapidly emerging digital asset market. Markus and Palmer believed that existing digital assets at the time, such as Bitcoin, had overly grandiose goals to “change the world,” and launched Dogecoin as a fun, community-driven, and lighthearted alternative. Dogecoin emphasized ease of use and a sense of humor. The project adopted a popular internet meme – a photograph of a Shiba Inu dog named Kabosu, which was the “top meme” for 2013 according to an online meme ranking system called “Know Your Meme” – as its brand image and mascot, and chose the name “Dogecoin” in reference to the dog as a way of emphasizing the fun and friendly aspects of the project. The use of an internet meme as inspiration for the project later caused users to refer to Dogecoin as a memecoin, and sparked the creation of many competitor memecoins. Dogecoin quickly became popular following its launch, gaining adoption as a speculative investment and as a tool for tipping and small transactions. The Dogecoin Foundation was established in 2014 as a not-for-profit entity that supports the Dogecoin crypto-currency through development and advocacy and provides Dogecoin trademark defense to prevent abuse and fraud.

Built on the framework of Litecoin, Dogecoin uses a simplified and energy-efficient proof-of-work mechanism using the cryptographic algorithm “Scrypt”, which allows for faster transaction processing compared to Bitcoin. Relative to Bitcoin, which utilizes the SHA-256 cryptographic algorithm, the Dogecoin Blockchain is optimized for speed, processing transactions in approximately one minute, as opposed to approximately 10 minutes for bitcoin, and is energy-efficient compared to many other blockchain systems.

Dogecoin offers several key advantages relative to other digital assets. The first is its fast settlement times, which make it ideal for microtransactions and everyday payments. The second is its affordability, with transaction fees typically remaining extremely low. Dogecoin also benefits from its scalability, capable of handling significant transaction volumes without the delays often associated with other blockchain networks. Dogecoin also benefits from having a “fair launch,” which means that no single person or entity – including Markus and Palmer – received grants of Dogecoin prior to the launch; instead, all new Dogecoin has been earned in the market through mining activity. Lastly, the Dogecoin community’s focus on inclusivity and engagement has made it a widely recognized digital asset with a strong and vibrant ecosystem that has been sustained through multiple bull and bear markets.

Transactions are validated on the Dogecoin Blockchain by a network of independent nodes. These nodes participate in securing and updating the ledger through a proof-of-work mechanism. Any participant can run a node to validate transactions and contribute to the health and integrity of the network. Unlike permissioned systems, the Dogecoin Blockchain operates in a fully decentralized and permissionless manner, allowing anyone to join and participate in the network without requiring approval or relying on trusted entities.

The process begins when a user submits a transaction to the Dogecoin Network. The submitted transaction is broadcast to nodes within the network. Miners, who act as validators, then group transactions into blocks and compete to solve a computational puzzle as part of the proof-of-work process. The first miner to successfully solve the puzzle adds their block of transactions to the blockchain. Once a block is added, it is shared with all nodes in the network, which validate the new block and ensure that it conforms to the blockchain’s rules. This decentralized process ensures the accuracy and security of the Dogecoin Blockchain.

Notably, Dogecoin miners may engage in “merged mining” with the Litecoin network, because Dogecoin and Litecoin use the same Scrypt-based proof-of-work consensus mechanism. Merged mining occurs when a single miner mines blocks on two chains at once. The process allows the smaller chain to benefit from the security of the larger chain, but can introduce risks of centralization and conflicts of interest.

Before engaging in Dogecoin transactions, a user generally must first install Dogecoin wallet software on their computer or mobile device. This software allows the user to generate a private and public key pair associated with a Dogecoin address. The Dogecoin wallet enables the user to connect to the blockchain and transfer Dogecoin to, and receive Dogecoin from, other users.

Each Dogecoin address, or wallet, is associated with a unique “public key” and “private key” pair. To receive Dogecoin, the recipient provides their public key (or wallet address) to the sender initiating the transfer. This process is similar to providing a routing number for a wire transfer in traditional banking. The sender approves the transfer to the recipient’s address by “signing” the transaction with their private key, ensuring the transaction’s authenticity. The recipient, however, keeps their private key confidential and never shares it with the sender or any other party.

Dogecoin’s decentralized, permissionless architecture, combined with its fast and low-cost transactions, makes it an efficient and accessible network for peer-to-peer value transfers and a range of practical use cases.

Dogecoin can be held in various types of wallets, including hardware wallets, software wallets, and custodial wallets provided by digital asset trading platforms. A wallet stores the private keys that control the account on the Dogecoin Blockchain. The private key is essential for signing transactions on the blockchain. Whoever possesses the private key associated with a Dogecoin account effectively controls the Dogecoin held by that account. Wallets that are used to store cryptographic keys can be “hot” or “cold.” A hot wallet is connected to the internet, and is thus readily available to facilitate trading, but may be more vulnerable to hacking. A cold wallet is a wallet that stores cryptographic keys offline, such as on a computer that has no internet access, a segregated piece of hardware, or a piece of paper.

In Dogecoin transactions, neither the recipient nor the sender reveals their private keys. The private key authorizes the transfer of funds from one address to another without exposing sensitive information. However, if a user loses their private key, they may permanently lose access to the Dogecoin in the associated wallet. Similarly, Dogecoin is irretrievably lost if the private key is deleted and no backup exists.

When sending Dogecoin, the user’s wallet software must validate the transaction with the private key. This digitally signed transaction is then broadcast to the Dogecoin Network, where miners validate and confirm it through the proof-of-work process. Since every computation on the Dogecoin Network requires processing power, there is a small transaction fee paid by the sender. This fee ensures that the network remains efficient and incentivizes miners to process transactions.

Dogecoin’s straightforward wallet system and decentralized transaction process make it an accessible and secure option for transferring value in a peer-to-peer manner.

Some Dogecoin transactions are conducted “off-blockchain” and are therefore not recorded on the Dogecoin Blockchain. These “off-blockchain transactions” involve the transfer of control over, or ownership of, a specific digital wallet holding Dogecoin or the reallocation of ownership of certain Dogecoin in a pooled-ownership digital wallet, such as a digital wallet owned by a digital asset trading platform.

In contrast to on-blockchain transactions, which are publicly recorded on the Dogecoin Blockchain, information and data regarding off-blockchain transactions are generally not publicly available. Therefore, off-blockchain transactions are not true Dogecoin Network transactions, as they do not involve the transfer of transaction data on the Dogecoin Blockchain and do not reflect the movement of Dogecoin between addresses recorded on the ledger.

For these reasons, off-blockchain transactions are subject to risks. Any such transfer of Dogecoin ownership is not protected by the protocol underlying the Dogecoin Blockchain and is not recorded or validated through the blockchain’s decentralized ledger mechanism.

The Dogecoin Blockchain supports multi-signature accounts, where multiple keys can be required to authorize transactions. This adds an extra layer of security for holding and transferring large amounts of Dogecoin.

Several recent developments have occurred on the Dogecoin Network. For instance, Dogecoin active addresses rose from 61,892 on May 7, 2025 to 674,527 on May 14, 2025, possibly due to Coinbase Global’s announcement of upcoming wrapped Dogecoin support on Base, Coinbase Global’s Layer-2 Ethereum scaling solution. In addition, in April 2025, the Dogecoin Foundation announced the upcoming arrival of layer 2 (L2) technology on the Dogecoin Network.

Ownership of Dogecoin is pseudonymous, and the supply of accessible Dogecoin is unknown. Entities with substantial holdings in Dogecoin may engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, which could result in a reduction in the price of Dogecoin and adversely affect an investment in the Shares.

There is no registry showing which individuals or entities own Dogecoin or the quantity of Dogecoin that is owned by any particular person or entity. It is possible, and in fact, reasonably likely, that a small group of early Dogecoin adopters hold a significant proportion of the Dogecoin that has been created to date. There are no regulations in place that would prevent a large holder of Dogecoin from selling Dogecoin it holds. To the extent such large holders of Dogecoin engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, it could result in a reduction in the price of Dogecoin and adversely affect an investment in the Shares.

The significant holdings of Dogecoin by early stakeholders could have an adverse effect on the market price of Dogecoin.

If early stakeholders hold a large portion of the Dogecoin supply, it could lead to concerns about centralization. Despite the Dogecoin Network’s mechanisms that gradually release Dogecoin into the market, early stakeholders could still retain control over a significant portion of Dogecoin, which can impact market dynamics if large amounts are sold. The concentration of Dogecoin in the hands of early stakeholders could affect the market’s confidence in Dogecoin as a digital asset.

A determination that Dogecoin or any other digital asset is offered or sold as a “security” may adversely affect the price of Dogecoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset, including Dogecoin, may be considered to be offered or sold as a “security” under U.S. federal securities laws. The tests for determining whether a particular digital asset is offered or sold as a “security” are complex and difficult to apply, and the outcome is difficult to predict. Staff of the SEC’s Division of Corporation Finance have released a statement on February 27, 2025 indicating that transactions in certain “memecoins” do not involve the offer and sale of securities under the federal securities laws. That statement represents the views of the staff of the Division of Corporation Finance and is not a rule, regulation, guidance, or statement of the SEC. That statement has no legal force or effect, and it is possible that the SEC could in future disagree with it, or take a different view. The SEC or another regulator or one or more federal courts may disagree with the view that Dogecoin is a memecoin and that transactions in Dogecoin should not be subject to the federal securities laws. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not offered or sold as securities.

On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities. More recently, the SEC has also brought enforcement actions against digital asset trading platforms for allegedly operating unregistered securities exchanges on the basis that certain of the digital assets traded on their platforms are securities, although at least one or more of these actions has since been withdrawn or dismissed following a joint stipulation between the SEC and the entities allegedly operating an exchange. SEC and other government or regulatory enforcement actions have led, and may in the future lead, to further volatility in digital asset prices.

Whether a digital asset is offered or sold as a security under the U.S. federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in the 1933 Act, the Exchange Act and the 1940 Act. Digital assets do not appear in any of these lists, although each list includes the terms “investment contract” and “note,” and the SEC has typically analyzed whether a particular digital asset is offered or sold as a security by reference to whether it meets the tests developed by the federal courts interpreting these terms, known as the “Howey” and “Reves” tests, respectively. For many digital assets, whether or not the Howey or Reves tests are met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as being offered or sold as a security under one or both of the Howey and Reves tests. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.

If the Sponsor determines that Dogecoin is offered or sold as a security under the U.S. federal securities laws, whether that determination is initially made by the Sponsor itself, or because a federal court upholds an allegation that Dogecoin is offered or sold as a security, the Sponsor does not intend to permit the Trust to continue holding Dogecoin in a way that would violate the federal securities laws (and therefore would either dissolve the Trust or potentially seek to operate the Trust in a manner that complies with the federal securities laws, including the 1940 Act)

Any enforcement action by the SEC or a state securities regulator asserting that Dogecoin is offered or sold as a security, or a court decision to that effect, would be expected to have an immediate material adverse impact on the trading price of Dogecoin, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities. If a digital asset is determined to be offered or sold as a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. Any assertion that a digital asset is offered or sold as a security by the SEC or another regulatory authority may have similar effects.

If Dogecoin is found by a court or other regulatory body to be offered or sold as a security, the Trust could be considered an unregistered “investment company” under the 1940 Act, which could necessitate the Trust’s liquidation under the terms of the Trust Agreement. Furthermore, the Trust could be considered to be engaged in a distribution (i.e., a public offering) of unregistered securities in violation of Section 5 of the 1933 Act, which could impose significant civil and criminal liability on the Trust. There is no guarantee that a court of regulatory body will agree with the Trust’s assessment that Dogecoin is not offered or sold as a security.

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. If the SEC or a federal court were to determine that Dogecoin is offered or sold as a security, it is likely that the value of the Shares of the Trust would decline significantly. Furthermore, if a federal court upholds an allegation that Dogecoin is offered or sold as a security, the Trust itself may be terminated and, if practical, its assets liquidated.

On January 21, 2025, the SEC’s acting Chairman Mark T. Uyeda announced the SEC Crypto Task Force. The task force has an objective of developing a comprehensive and clear regulatory framework for digital assets. Following the task force announcement, on January 23, 2025, President Trump issued an executive order titled “Executive Order on Strengthening American Leadership in Digital Financial Technology” that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and digital assets that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States. It is currently unknown how the actions or recommendations of the task force and this executive order or future governmental actions may impact the status of Dogecoin or any other digital asset as being offered or sold as a “security” or how Dogecoin or the Trust would be treated under any new or revised regulatory framework.

Competition from other exchange-traded products could adversely affect the value of the Shares.

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded Dogecoin products. If the SEC were to approve many or all of the currently pending applications for such exchange-traded Dogecoin products or other exchange-traded products based on memecoins, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position and the likelihood that the Trust will achieve initial market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. The Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a substandard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of Dogecoin.

Competition from central bank digital currencies (“CBDCs”) could adversely affect the value of Dogecoin and other digital assets.

Central banks have introduced digital forms of legal tender. China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. A recent study published by the Bank for International Settlements estimated that at least 36 central banks have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replacing, Dogecoin and other digital assets as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, Dogecoin. As a result of any of the foregoing factors, the value of Dogecoin could decrease, which could adversely affect an investment in the Trust.

Operational cost may exceed the award for validating transaction, and increased transaction fees may adversely affect the usage of the Dogecoin Blockchain.

If transaction confirmation fees become too high, the marketplace may be reluctant to use the Dogecoin Blockchain. This may result in decreased usage and limit expansion of the Dogecoin Blockchain in the retail, commercial, blockchain-based services sectors as well as in the payments space, adversely impacting investment in the Trust. Conversely, if the reward for validators or the value of the transaction fees is insufficient to motivate validators, they may cease to validate transactions.

Ultimately, if the awards of new Dogecoin costs of validating transactions grow disproportionately to one another, validators may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Dogecoin Blockchain and could adversely affect the value of the Dogecoin held by the Trust.

An acute cessation of validator operations would reduce the collective processing power on the Dogecoin Blockchain, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any reduction in confidence in the transaction verification process or may adversely impact the value of Shares of the Trust or the ability of the Sponsor to operate.

The unlimited supply of Dogecoin may negatively impact the long-term value of Dogecoin, and potentially the integrity of the Dogecoin Network.

Unlike certain other digital assets such as bitcoin or Litecoin, Dogecoin has an unlimited supply. New Dogecoin is mined every day, and that production has no cap. The unlimited nature of Dogecoin’s supply may negatively impact the value of Dogecoin, and therefore of the Trust, as it reduces the scarcity of the asset. Additionally, without continuous net new demand, the value of Dogecoin is likely to decline over time as additional Dogecoin is produced.

The unlimited nature of Dogecoin supply could negatively impact the adoption of Dogecoin and the integrity of the Dogecoin Network if it contributes to a decline in the value of Dogecoin, as that value is what incentivizes parties to participate in the Dogecoin Network.

Dogecoin’s treatment as a “memecoin” may subject it to even greater levels of volatility than other digital assets.

Memecoins are digital assets inspired by internet memes or trends. Most memecoins have no stated use case or intrinsic value, other than as a digital collector’s item. While most memecoins have relatively low trading prices and trading volume, occasionally a memecoin will develop an enthusiastic community of supporters that cause the memecoin to go “viral” on social networks and other mediums. These memecoins will often experience unpredictable and extreme price fluctuations over very short windows of time. Memecoins have also been used in “rug pulls”, where the developers of the memecoin abandon a project after raising assets, leaving purchasers of the memecoin with nearly worthless assets. Memecoins are also commonly the subject of other forms of market manipulation, such as pump and dump, wash trading or spoofing schemes.

Dogecoin is often considered the first memecoin. Dogecoin was initially developed in 2013 by the software developers Billy Markus and Jackson Palmer as a way of making fun of Bitcoin of other digital assets, which they believed were being taken too seriously. Dogecoin was designed as a “fun and friendly internet currency,” and adopted the image of a Shibu Inu dog as its logo. Despite, or perhaps because of, its satirical origins, Dogecoin gained rapid interest and adoption in online communities, and rapidly became one of the larger digital assets when measured by market capitalization. Users soon began using Dogecoin for certain financial transactions, including tipping, trading, and donations. Since its inception, the software underlying Dogecoin has been upgraded to be more secure and more comparable to other major digital assets, and it has recently experienced volatility generally similar to other major digital assets. However, Dogecoin still has a large following in the online meme community. While Dogecoin is regularly among the top ten digital assets by market cap, its history as a memecoin may cause it to experience periods of extreme volatility.

The trading prices of many digital assets, including Dogecoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further decline in the trading prices of Dogecoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including Dogecoin, have experienced extreme volatility in recent periods and may continue to do so. Several factors may affect the price of Dogecoin, including, but not limited to, supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of Dogecoin or the use of Dogecoin as a form of payment. The issuance of Dogecoin is determined by a computer code, not by a central bank, and prices can be extremely volatile.

For instance, there were steep increases in the value of certain digital assets, including Dogecoin, over the past several years, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were often followed by steep drawdowns in digital asset trading prices, including for Dogecoin. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout Dogecoin’s history. During the period from May 8, 2021 to June 18, 2022, Dogecoin experienced a decline of roughly 95%, from $0.76 to $0.04. Over the course of 2025, Dogecoin prices continued to exhibit extreme volatility. During the period beginning January 1, 2025 and ending November 23, 2025, the price of Dogecoin peaked at $0.47 and bottomed at $0.13, marking a drawdown of approximately 72%. There is no assurance that Dogecoin will maintain its long-term value in terms of purchasing power in the future, or that acceptance of Dogecoin payments by mainstream retail merchants and commercial businesses will continue to grow. The value of the Trust’s investments in Dogecoin could decline rapidly, including to zero.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO, who was found guilty of these criminal charges in November 2023. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including Dogecoin, may continue to experience significant volatility or price declines, and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has been significant, including from, among others, the U.S. Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop, and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

Further, changes in U.S. political leadership and economic policies may create uncertainty that materially affects the price of DOGE and the Trust’s Shares. For example, on March 6, 2025, President Trump signed an Executive Order to establish a Strategic Bitcoin Reserve and a United States Digital Asset Stockpile. Pursuant to this Executive Order, the Strategic Bitcoin Reserve will be capitalized with Bitcoin owned by the Treasury Department that was forfeited as part of criminal or civil asset forfeiture proceedings, and the Secretaries of Treasury and Commerce are authorized to develop budget-neutral strategies for acquiring additional bitcoin, provided that those strategies impose no incremental costs on American taxpayers. Conversely, the Digital Asset Stockpile will consist of all digital assets other than Bitcoin owned by the Treasury Department that were forfeited in criminal or civil asset forfeiture proceedings, but the U.S. government will not acquire additional assets for the U.S. Digital Asset Stockpile beyond those obtained through such proceedings. The anticipation of a U.S. government-funded strategic digital asset reserve had motivated large-scale purchases of certain digital assets in the expectation of the U.S. government acquiring such assets to fund such reserve, and the market price of such digital assets decreased significantly as a result of the ultimate content of the Executive Order. Any similar action or omission by the U.S. federal administration or other government authorities with respect to DOGE or other digital assets may negatively and significantly impact the price of DOGE and the Trust’s Shares.

Extreme volatility in the future, including further declines in the trading prices of Dogecoin, could have a material adverse effect on the value of the Shares, and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of Dogecoin.

Spot markets on which Dogecoin trades are relatively new and largely unregulated.

Digital asset markets, including spot markets for Dogecoin, are growing rapidly. The spot markets through which Dogecoin and other digital assets trade are new and, in some cases, may be subject to but not comply with their relevant jurisdiction’s regulations. These markets are local, national and international and include a broadening range of digital assets and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transaction or withdrawal limits or suspend withdrawals entirely, rendering the exchange of Dogecoin for fiat currency difficult or impossible. Participation in spot markets requires users to take on credit risk by transferring Dogecoin from a personal account to a third party’s account.

Digital asset exchanges do not appear to be subject to, and may not comply with, regulation in a similar manner as other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset exchanges are unlicensed, unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions.

As a result, trading activity on or reported by these digital asset exchanges is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many spot markets lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the exchange and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of digital assets such as Dogecoin on digital asset exchanges may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by digital asset exchanges or may not exist at all. As a result, the marketplace may lose confidence in, or may experience problems relating to, these venues.

No Dogecoin exchange is immune from these risks. While the Trust itself does not buy or sell Dogecoin on Dogecoin spot markets, the closure or temporary shutdown of Dogecoin exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the Dogecoin Network and can slow down the mass adoption of Dogecoin. Further, spot market failures or that of any other major component of the overall Dogecoin ecosystem can have an adverse effect on Dogecoin markets and the price of Dogecoin and could therefore have a negative impact on the performance of the Trust.

Negative perception, a lack of stability in the Dogecoin spot markets, manipulation of Dogecoin spot markets by customers and/or the closure or temporary shutdown of such exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in Dogecoin generally and result in greater volatility in the market price of Dogecoin and the Shares of the Trust. Furthermore, the closure or temporary shutdown of a Dogecoin spot market may impact the Trust’s ability to determine the value of its Dogecoin holdings or for the Trust’s Authorized Participants to effectively arbitrage the Trust’s Shares.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of Dogecoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the staff of the SEC’s Division of Trading and Markets stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot digital asset exchange-traded products; however, there is as yet no definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot Dogecoin. Absent further regulatory clarity regarding whether and how registered broker-dealers can hold and deal in Dogecoin under applicable broker-dealer financial responsibility and other rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for Dogecoin may be unable to demonstrate compliance with such rules. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements are primarily the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities law and rules. Only certain Authorized Participants at present have the ability (either acting themselves or through their affiliates) to support in-kind creation and redemption activity.

Even with the SEC Staff’s recent statement clarifying that in-kind creations and redemptions are permitted, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV per Share, and such premiums or discounts could be substantial. Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences. Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trust’s ability to borrow Dogecoin or cash as trade credit (“the Trade Credits”), which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Pricing Benchmark price used to determine the NAV. Even though the Authorized Participants are responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying Dogecoin, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of Dogecoin, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to Dogecoin, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying Dogecoin held by the Trust or sell Shares at a price lower than the value of the underlying Dogecoin held by the Trust, causing Shareholders to suffer losses.

To the knowledge of the Sponsor, exchange-traded products for spot-market commodities other than Dogecoin, such as gold and silver, generally employ in-kind creations and redemptions with the underlying asset. The Sponsor believes that it is generally more efficient, and therefore less costly, for spot commodity exchange-traded products to utilize in-kind orders rather than cash orders, because there are fewer steps in the process and therefore there is less operational risk involved when an authorized participant can manage the buying and selling of the underlying asset itself, rather than depend on an unaffiliated party such as the issuer or sponsor of the exchange-traded product. As such, a spot commodity exchange-traded product that only employs cash creations and redemptions and does not permit in-kind creations and redemptions is a novel product that has not been tested, and could be impacted by any resulting operational inefficiencies.

Authorized Participants may act in the same or similar capacity for other competing products.

Authorized Participants play a critical role in supporting the U.S. spot Dogecoin exchange-traded product ecosystem. Currently, the number of potential Authorized Participants willing and capable of serving as Authorized Participants to the Trust or other competing products is limited. Authorized Participants may act in the same or similar capacity for other competing products, including exchange-traded products offering exposure to the spot Dogecoin market or other digital assets. The Trust is therefore subject to risks associated with these competing products utilizing the same Authorized Participants to support the trading activity of the Trust and liquidity in the Trust’s Shares.

To the extent Authorized Participants exit the business or otherwise become unable to process creation and/or redemption orders and no other Authorized Participants step forward to perform these services, Shares may trade at a material discount to NAV and possibly face delisting. To the extent that exchange-traded products offering exposure to the spot Dogecoin market or other digital assets utilize substantially the same Authorized Participants, this industry concentration may have the effect of magnifying the risks associated with the Authorized Participants, as operational disruptions or adverse developments impacting the Authorized Participants may be felt on an industry-wide basis, which, in turn, may adversely affect not only the Trust and the value of an investment in the Shares, but also these competing products utilizing the same Authorized Participants and, more generally, exchange-traded products offering exposure to the spot Dogecoin market or other digital assets. These industry-wide adverse effects could result in a broader loss of confidence in exchange-traded products offering exposure to the spot Dogecoin market or other digital assets, which could further impact the Trust and the value of an investment in the Shares.

Spot markets may be exposed to security breaches.

The nature of the assets held at Dogecoin spot markets makes them appealing targets for hackers and a number of Dogecoin spot markets have been victims of cybercrimes. Over the past several years, some digital asset exchanges have been closed due to security breaches. In many of these instances, the customers of such digital asset exchanges were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges. While, generally speaking, smaller digital asset exchanges are less likely to have the infrastructure and capitalization that make larger digital asset exchanges more stable, larger digital asset exchanges are more likely to be appealing targets for hackers and malware.

For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset exchanges could be subject to abrupt failure with consequences for both users of digital asset exchanges and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other exchanges from around $795 on February 6, 2014, to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoin worth around $78 million were stolen from Bitfinex, a large digital asset exchange. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. In July 2017, The Financial Crimes Enforcement Network (“FinCEN”) assessed a $110 million fine against BTC-E, a now defunct digital asset exchange, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset exchange, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset exchange, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset exchanges, Binance, was hacked, resulting in losses of approximately $40 million. On February 21, 2025, Bybit, a digital asset exchange, experienced a significant security breach resulting in the loss of nearly $1.5 billion worth of ether.

Spot markets may be exposed to fraud and market manipulation.

The blockchain infrastructure could be used by certain market participants to exploit arbitrage opportunities through schemes such as front-running, spoofing, pump-and-dump and fraud across different systems, platforms or geographic locations. As a result of reduced oversight, these schemes may be more prevalent in digital asset markets than in the general market for financial products.

The SEC has identified possible sources of fraud and manipulation in the digital asset market generally, including, among others: (1) “wash trading”; (2) persons with a dominant position in digital assets manipulating digital asset pricing; (3) hacking of a digital asset network and trading platforms; (4) malicious control of digital asset networks; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in digital assets, new sources of demand for digital assets, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at digital asset trading platforms.

Over the past several years, a number of digital asset spot markets have been closed or faced issues due to fraud. In many of these instances, the customers of such spot markets were not compensated or made whole for the partial or complete losses of their account balances in such digital asset exchanges.

In 2019, there were reports claiming that 80.95% of bitcoin trading volume on digital asset exchanges was false or noneconomic in nature, with specific focus on unregulated exchanges located outside of the United States. Such reports alleged that certain overseas exchanges have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices. Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset exchanges. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

In November 2022, FTX, one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million worth of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior.

The potential consequences of a spot market’s failure or failure to prevent market manipulation could adversely affect the value of the Shares. Any market abuse, and a loss of investor confidence in Dogecoin, may adversely impact pricing trends in Dogecoin markets broadly, as well as an investment in Shares of the Trust.

Spot markets may be exposed to wash trading.

Spot markets on which Dogecoin trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset exchange market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of Dogecoin and/or negatively affect the market perception of Dogecoin.

To the extent that wash trading either occurs or appears to occur in spot markets on which Dogecoin trades, investors may develop negative perceptions about Dogecoin and the digital assets industry more broadly, which could adversely impact the price Dogecoin and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset exchanges at a relative competitive disadvantage.

Spot markets may be exposed to front-running.

Spot markets on which Dogecoin trades may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized exchanges. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a chunk of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. To extent that front-running occurs, it may result in investor frustrations and concerns as to the price integrity of digital asset exchanges and digital assets more generally.

The market value of Dogecoin is subject to momentum pricing.

The market value of Dogecoin is not based on any kind of claim, nor backed by any physical asset. Instead, the market value depends on the expectation of being usable in future transactions and continued interest from investors. This strong correlation between an expectation and market value is the basis for the current (and probable future) volatility of the market value of Dogecoin and may increase the likelihood of momentum pricing.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, Dogecoin may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of Dogecoin, and, in turn, an investment in the Trust.

The value of a Dogecoin as represented by the Pricing Benchmark may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing of Dogecoin has previously resulted, and may continue to result, in speculation regarding future appreciation or depreciation in the value of Dogecoin, further contributing to volatility and potentially inflating prices at any given time. These dynamics may impact the value of an investment in Trust.

Some market observers have asserted that in time, the value of Dogecoin will fall to a fraction of its current value, or even to zero. Dogecoin has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

A decline in the adoption of Dogecoin could negatively impact the Trust.

The Sponsor will not have any strategy relating to the development of Dogecoin and the Dogecoin Network. However, a lack of expansion in usage of Dogecoin and the Dogecoin Network could adversely affect an investment in Shares.

The further development and acceptance of the Dogecoin Network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. For example, the Dogecoin Network faces significant obstacles to increasing the usage of Dogecoin without resulting in higher fees or slower transaction settlement times, and attempts to increase the volume of transactions may not be effective. The slowing, stopping or reversing of the development or acceptance or usage of the Dogecoin Network and associated smart contracts. This may adversely affect the price of Dogecoin and therefore an investment in the Shares. The further adoption of Dogecoin will require growth in its usage and in the Dogecoin Network. Adoption of Dogecoin will also require an accommodating regulatory environment.

The use of digital assets such as Dogecoin to, among other things, buy and sell goods and services or facilitate cross-border payments, is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. Dogecoin is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty, as new assets and technological innovations continue to develop and evolve. Currently, there is relatively limited use of Dogecoin in the retail and commercial marketplace in comparison to relatively extensive use as a store of value, thus contributing to price volatility that could adversely affect an investment in the Shares. However, Dogecoin may not be suited for a number of commercial uses, including those requiring real time payments, partially due to the amount of time that Dogecoin transactions may potentially require in order to clear. This could result in decreasing usage of the network, to the extent that Dogecoin does not otherwise become a store of asset value or meet the needs of another commercial use.

Today, there is limited use of Dogecoin in the retail, commercial, or payments spaces, and, on a relative basis, speculators make up a significant portion of users. Certain merchants and major retail and commercial businesses have only recently begun accepting Dogecoin and the Dogecoin Network as a means of payment for goods and services. This pattern may contribute to outsized price volatility, which in turn can make Dogecoin less attractive to merchants and commercial parties as a means of payment. A lack of expansion by Dogecoin into retail and commercial markets or a contraction of such use may result in a reduction in the price of Dogecoin, which could adversely affect an investment in the Trust.

In addition, there is no assurance that Dogecoin will maintain its value over the long-term. The value of Dogecoin is subject to risks related to its usage. Even if growth in Dogecoin adoption occurs in the near or medium-term, there is no assurance that Dogecoin usage will continue to grow over the long-term. A contraction in use of Dogecoin may result in increased volatility or a reduction in the price of Dogecoin, which would adversely impact the value of Shares.

Irrevocable nature of blockchain-recorded transactions.

Dogecoin transactions recorded on the Dogecoin Network are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the Dogecoin Network’s aggregate hash rate. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of Dogecoin or a theft of Dogecoin generally will not be reversible, and the Trust may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the Trust’s Dogecoin could be transferred from custody accounts in incorrect quantities or to unauthorized third parties. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party that has received the Trust’s Dogecoin through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred Dogecoin. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

The loss or destruction of a private key required to access Dogecoin may be irreversible.

Digital assets, including Dogecoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the “digital wallet” in which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. To the extent a private key is lost, destroyed or otherwise compromised and no backup of the private key is accessible, the Trust will be unable to access, and will effectively lose, the Dogecoin held in the related digital wallet. In addition, if the Trust’s private keys are misappropriated and the Trust’s Dogecoin holdings are stolen, including from or by the Dogecoin Custodians, the Trust could lose some or all of its Dogecoin holdings, which would adversely impact an investment in Shares of the Trust. Any loss of private keys relating to digital wallets used to store the Trust’s Dogecoin would adversely affect the value of the Shares.

An investment in the Trust is not a deposit and is not FDIC-insured. Shareholders’ limited rights of legal recourse against the Trust, Trustee, Sponsor, Administrator, Prime Broker and Dogecoin Custodians expose the Trust and its Shareholders to the risk of loss of the Trust’s Dogecoin for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the Federal Deposit Insurance Corporation (“FDIC”) or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insures the Trust’s Dogecoin.

On September 26, 2025, the Trust entered into a custodial services agreement (a “Custodial Services Agreement” and, collectively, including the agreement with Coinbase Custodian entered into between the Trust and the Coinbase Custodian on August 4, 2025 (the “Coinbase Custody Agreement”), and the agreement with BitGo entered into between the Trust and BitGo on September 19, 2025 (the “BitGo Custody Agreement”), the “Custodial Services Agreements”) with Anchorage (the “Anchorage Custody Agreement”). While the Dogecoin Custodians have advised the Sponsor that they collectively have insurance coverage up to $685 million in the aggregate that covers losses of the digital assets they custody on behalf of their clients, including the Trust’s Dogecoin, resulting from theft, Shareholders cannot be assured that the Dogecoin Custodians will maintain adequate insurance, that such coverage will cover losses with respect to the Trust’s Dogecoin, or that sufficient insurance proceeds will be available to cover the Trust’s losses in full. The Dogecoin Custodians’ insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Dogecoin Custodians, which could reduce the amount of such proceeds that are available to the Trust. In addition, the Dogecoin insurance market is limited, and the level of insurance maintained by the Dogecoin Custodians may be substantially lower than the assets of the Trust. While the Dogecoin Custodians maintain certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Dogecoin Custodians will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance maintained by each Dogecoin Custodian is shared among all of such Dogecoin Custodian’s customers, is not specific to the Trust or to customers holding Dogecoin with such Dogecoin Custodian, and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

Furthermore, under the Custodial Services Agreements, the Dogecoin Custodians’ liability is limited. With respect to the Coinbase Custody Agreement, the Coinbase Custodian’s liability is as follows, among others: (i) the Coinbase Custodian’s aggregate liability with respect to any breach of its obligations under the Coinbase Custody Agreement shall not exceed the aggregate amount of fees paid by the Trust to the Coinbase Custodian in respect of the Prime Broker Services in the 12 months prior to the event giving rise to such liability; (ii) the Coinbase Custodian’s aggregate liability under the Coinbase Custody Agreement shall not exceed the greater of (A) the aggregate fees paid by the Trust to the Coinbase Custodian in respect of the custodial services in the 12 months prior to the event giving rise to the Coinbase Custodian’s liability, and (B) the value of the supported Dogecoin on deposit in the Trust’s custodial account(s) giving rise to the Coinbase Custodian’s liability at the time of the event giving rise to the Coinbase Custodian’s liability; (iii) the Coinbase Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Coinbase Custodian is not liable, even if the Coinbase Custodian has been advised of or knew of or should have known of the possibility thereof; and (v) in no event shall the Coinbase Custodian or its affiliates have any liability to the Trust or any third party with respect to any breach of its obligations under the Coinbase Custody Agreement, express or implied, which does not result solely from its gross negligence, fraud or willful misconduct. The Coinbase Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Coinbase Custodian. In the event of potential losses incurred by the Trust as a result of the Coinbase Custodian losing control of the Trust’s Dogecoin or failing to properly execute instructions on behalf of the Trust, the Coinbase Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Coinbase Custodian directly caused such losses. Furthermore, the insurance maintained by the Coinbase Custodian may be insufficient to cover its liabilities to the Trust.

With respect to the BitGo Custody Agreement, the BitGo Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the BitGo Custody Agreement during the twelve-month period immediately preceding the first incident that caused the liability.

With respect to the Anchorage Custody Agreement, except for the Anchorage Custodian’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, the Anchorage Custodian is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, the Anchorage Custodian is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by the Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”); or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, the Anchorage Custodian is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to the Anchorage Custodian or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of the Anchorage Custodian’s fraud or intentional misconduct.

Similarly, under the Prime Broker Agreement, the Prime Broker’s liability is limited as follows, among others: (i) the Prime Broker’s aggregate liability shall not exceed the aggregate fees paid by the Trust to the Prime Broker in respect of the Prime Broker Services in the 12 months prior to the event giving rise to the Prime Broker’s liability; and (ii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Broker is not liable, even if the Prime Broker has been advised of or knew of or should have known of the possibility thereof. In general, with limited exceptions, the Prime Broker is not liable under the Prime Broker Agreement unless in the event of its gross negligence, fraud, or willful misconduct. The Prime Broker is not liable for delays, suspension of operations, failure in performance, or interruption of service which result directly or indirectly from any cause or condition beyond the reasonable control of the Prime Broker. These and the other limitations on the Prime Broker’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Broker directly caused such losses.

Moreover, in the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trading Balance) or the Dogecoin Custodians (in the case of the Cold Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of entities such as the Dogecoin Custodians or Prime Broker in the digital asset industry, there is a risk that customers’ assets – including the Trust’s assets – may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the Dogecoin Custodians (in the case of the Cold Vault Balance), and customers – including the Trust – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Coinbase Custody Agreement contains an agreement by the parties thereto to treat the Dogecoin credited to the Trust’s Cold Vault Balance with Coinbase as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Coinbase Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Coinbase Custodian’s parent, Coinbase Global Inc. (“Coinbase Global”), has stated in recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Coinbase Custodian were to experience insolvency. Due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Dogecoin Custodians become subject to insolvency proceedings and a court were to rule that the custodied Dogecoin were part of such Dogecoin Custodian’s general estates and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Dogecoin Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of a Dogecoin Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with such Dogecoin Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

With respect to the Prime Broker Agreement, there is a risk that the Trading Balance, in which the Trust’s Dogecoin and cash is held in omnibus accounts by the Prime Broker, could be considered part of the Prime Broker’s bankruptcy estate in the event of the Prime Broker’s bankruptcy. The Prime Broker Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Balance.

The amount of Dogecoin that may be held in the Trading Balance will be limited to the amount necessary to process a given creation or redemption transaction, as applicable, or to pay for Trust Expenses not assumed by the Sponsor in consideration for the Sponsor Fee.

The Prime Broker is not required to hold any of the Dogecoin or cash in the Trust’s Trading Balance in segregation. Within the Trading Balance, the Prime Broker Agreement provides that the Trust does not have an identifiable claim to any particular Dogecoin (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the Dogecoin (and cash) the Prime Broker has allocated to the omnibus wallets the Prime Broker holds, as well as the accounts in the Prime Broker’s name that the Prime Broker maintains at Connected Trading Venues (which are typically held on an omnibus, rather than segregated, basis). If the Prime Broker suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Broker’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Broker, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Broker, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Broker, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of Dogecoin by the Dogecoin Custodians or the Prime Broker, absent willful misconduct, gross negligence, or bad faith on the part of the Trustee or the Sponsor, fraud of the Sponsor or material breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of Dogecoin by the Dogecoin Custodians or the Prime Broker, is limited.

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of Dogecoin or the provision of instructions relating to the movement of Dogecoin, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates, nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Dogecoin Custodians and the Prime Broker. The Prime Broker Agreement and Custodial Services Agreements provide that neither the Sponsor, the Trustee, nor their affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any of the Trust’s obligations, agreements, representations or warranties under the Prime Broker Agreement or Custodial Services Agreements or any transactions thereunder. Consequently, a loss may be suffered with respect to the Trust’s Dogecoin that is not covered by the Dogecoin Custodians’ insurance policies and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

Loss of a critical banking relationship for, or the failure of a bank used by, the Trust or the Prime Broker could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

To the extent that the Trust or Prime Broker faces difficulty establishing or maintaining banking relationships, the loss of the Trust or Prime Broker’s banking partners, the imposition of operational restrictions by these banking partners and the inability for the Trust or the Prime Broker to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust or the Prime Broker, or cause other operational disruptions or adverse effects for the Trust or the Prime Broker. In the future, it is possible that the Trust or the Prime Broker could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Trust or the Prime Broker is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

The Trust could also suffer losses in the event that a bank in which the Trust holds assets fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the U.S. Department of the Treasury (the “U.S. Treasury Department”), the Federal Reserve and the FDIC on March 12, 2023, stated that depositors in Signature and SVB will have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the DFPI, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase Bank, National Association, to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC.

The Prime Broker has historically maintained banking relationships with Silvergate Bank and Signature Bank. While the Sponsor does not believe there is a direct risk to the Trust’s assets from the failures of Silvergate Bank or Signature Bank, in the future, changing circumstances and market conditions, some of which may be beyond the Trust’s or the Sponsor’s control, could impair the Trust’s ability to access the Trust’s cash held with the Prime Broker. If the Prime Broker were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Prime Broker’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Prime Broker maintains customer cash could result in losses to the Trust, to the extent the balances are not subject to deposit insurance, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections.

If any of the Custodial Services Agreements or the Prime Broker Agreement are terminated or the Dogecoin Custodians or the Prime Broker fail to provide services as required, the Trustee may need to find and appoint a replacement custodian or prime broker, which could pose a challenge to the safekeeping of the Trust’s Dogecoin, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Dogecoin Custodians as well as the Prime Broker to operate. The Dogecoin Custodians perform essential functions in terms of safekeeping the Trust’s Dogecoin in the Cold Vault Balance, and the Prime Broker facilitates the selling of Dogecoin by the Trust to pay the Sponsor’s Fee and, to the extent applicable, other Trust expenses, and in extraordinary circumstances, to liquidate the Trust. If any of the Dogecoin Custodians or the Prime Broker fail to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

In March 2023, the Prime Broker and Coinbase Global (together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. In June 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. In February 2025, the SEC announced that it had filed a joint stipulation with Coinbase Inc. and Coinbase Global to dismiss the ongoing civil enforcement action against the two entities. The SEC’s complaint against the Relevant Coinbase Entities did not allege that Dogecoin is offered or sold as a security nor did it allege that Coinbase Inc’s activities involving Dogecoin caused the alleged registration violations, and the Coinbase Custodian was not named as a defendant. In the event of any future SEC or other governmental, regulatory or other enforcement action or litigation, Coinbase Inc., as Prime Broker, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide services to the Trust could be affected. If the Prime Broker were to be required or choose, as a result of a regulatory action or litigation, to restrict or curtail the services it offers, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares. While the Coinbase Custodian was not named in the complaint, if Coinbase Global, as the parent of the Coinbase Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate.

Alternatively, the Trust could replace the Coinbase Custodian as a Dogecoin Custodian pursuant to the Coinbase Custody Agreement. Similarly, Coinbase Custodian or Coinbase Inc. could terminate services under the Prime Broker Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause (as such term is defined in the Prime Broker Agreement). Transferring maintenance responsibilities of the Trust’s accounts with the Dogecoin Custodians to another custodian would likely be complex and could subject the Trust’s Dogecoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. As Prime Broker, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Broker. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Also, if the Coinbase Custodian or Coinbase Inc. become insolvent, suffer business failure, cease business operations, default on or fail to perform their obligations under their contractual agreements with the Trust, or abruptly discontinue the services they provide to the Trust for any reason, the Trust’s operations would be adversely affected.

The Trustee may not be able to find a party willing to serve as a custodian of the Trust’s Dogecoin or as the Trust’s prime broker under the same terms as the current Custodial Services Agreements or Prime Broker Agreement or at all. To the extent that the Trustee is not able to find a suitable party willing to serve as the custodian or prime broker, the Trustee may be required to terminate the Trust and liquidate the Trust’s Dogecoin. In addition, to the extent that the Trustee finds a suitable party but must enter into a modified custodial services agreement or prime broker agreement that is less favorable for the Trust or Trustee, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime broker, its operations could be adversely affected.

The Dogecoin Custodians and Prime Broker may act in the same or similar capacity for other competing products.

Currently, the number of digital assets intermediaries with the reputation and operational capability to serve as custodian and/or prime broker to the Trust or other competing products is limited. The Dogecoin Custodians and Prime Broker may act in the same or similar capacity for other competing products, including exchange-traded products offering exposure to the spot Dogecoin market or other digital assets. The Trust is therefore subject to risks associated with these competing products utilizing the same service providers for Dogecoin custodial and prime brokerage services.

To the extent that exchange-traded products offering exposure to the spot Dogecoin market or other digital assets utilize substantially the same service providers for Dogecoin custodial and prime brokerage services, this industry concentration may result in the development of fewer other digital assets intermediaries with the reputation and operational capability to provide Dogecoin custodial and prime brokerage services to the Trust or other competing products. This, in turn, could make it difficult for the Trust to find and appoint a replacement Dogecoin custodian or prime broker, to the extent the Sponsor deems such action necessary.

This industry concentration also may have the effect of magnifying the risks associated with the Dogecoin Custodians and Prime Broker, as operational disruptions or adverse developments impacting the Dogecoin Custodians or the Prime Broker may be felt on an industry-wide basis. A loss of confidence or breach of the Dogecoin Custodians or Prime Broker may adversely affect not only the Trust and the value of an investment in the Shares, but also these competing products utilizing the same service providers for Dogecoin custodial and prime brokerage services and, more generally, exchange-traded products offering exposure to the spot Dogecoin market or other digital assets. These industry-wide adverse effects could result in a broader loss of confidence in exchange-traded products offering exposure to the spot Dogecoin market or other digital assets, which could further impact the Trust and the value of an investment in the Shares.

The Prime Broker routes orders through Connected Trading Venues in connection with trading services under the Prime Broker Agreement. The loss or failure of any such Connected Trading Venues may adversely affect the Prime Broker’s business and cause losses for the Trust.

In connection with trading services under the Prime Broker Agreement, the Prime Broker routinely routes customer orders to Connected Trading Venues, which are third-party exchanges or other trading venues (including the trading venue operated by the Prime Broker). In connection with these activities, the Prime Broker may hold Dogecoin with such Connected Trading Venues in order to effect customer orders, including the Trust’s orders. However, the Prime Broker has represented to the Sponsor that no customer cash is held at Connected Trading Venues. If the Prime Broker were to experience a disruption in the Prime Broker’s access to these Connected Trading Venues, the Prime Broker’s trading services under the Prime Broker Agreement could be adversely affected to the extent that the Prime Broker is limited in its ability to execute order flow for its customers, including the Trust. In addition, while the Prime Broker has policies and procedures to help mitigate the Prime Broker’s risks related to routing orders through third-party trading venues, if any of these third-party trading venues experience any technical, legal, regulatory, or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Prime Broker might not be able to fully recover the customer’s Dogecoin that the Prime Broker has deposited with these third parties. As a result, the Prime Broker’s business, operating results and financial condition could be adversely affected, potentially resulting in its failure to provide services to the Trust or perform its obligations under the Prime Broker Agreement, and the Trust could suffer resulting losses or disruptions to its operations. The failure of a Connected Trading Venue at which the Prime Broker maintains customer Dogecoin, including Dogecoin associated with the Trust, could result in losses to the Trust, notwithstanding the regulatory requirements to which the Prime Broker is subject or other potential protections.

A disruption of the Internet may affect Dogecoin operations, which may adversely affect the Dogecoin industry and an investment in the Trust.

The functionality of the Dogecoin Network relies on the Internet. A significant disruption of Internet connectivity (i.e., affecting large numbers of users or geographic regions) could disrupt the Dogecoin Network’s functionality and operations until the disruption in the Internet is resolved. A disruption in the Internet could adversely affect an investment in the Trust or the ability of the Trust to operate. In particular, some variants of digital assets have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and digital asset transfers. Moreover, it is possible that as Dogecoin increases in value, it may become a bigger target for hackers and subject to more frequent hacking and denial-of-service attacks.

Potential changes to the Dogecoin Network’s protocols and software could, if accepted and authorized by the Dogecoin Network community, adversely affect an investment in the Trust.

The Dogecoin Network uses a cryptographic protocol to govern the interactions within the Dogecoin Network. A loose community of core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolves over time, largely based on self-determined participation in the resource section dedicated to the Dogecoin Network on Github.com. The core developers can propose amendments to the Dogecoin Network’s source code that, if accepted by miners and users, could alter the protocols and software of the Dogecoin Network and the properties of Dogecoin. These alterations occur through software upgrades and could potentially include changes to the irreversibility of transactions and limitations on the issuance of new Dogecoin, which could undermine the appeal and market value of Dogecoin. Alternatively, software upgrades and other changes to the protocols of the Dogecoin Network could fail to work as intended or could introduce bugs, security risks, or otherwise adversely affect, the Dogecoin Network. As a result, the Dogecoin Network could be subject to new protocols and software in the future that may adversely affect an investment in the Trust.

The open-source structure of the Dogecoin Network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Dogecoin Network protocol. A failure to properly monitor and upgrade the Dogecoin Network protocol could damage the Dogecoin Network and an investment in the Trust.

The Dogecoin Network operates based on an open-source protocol maintained by a group of core developers and other contributors, largely on the GitHub resource section dedicated to development of the Dogecoin Network. As the Dogecoin Network protocol is not sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Dogecoin Network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Dogecoin Network and the core developers may lack the resources to adequately address emerging issues with the Dogecoin Network protocol. Although the Dogecoin Network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. Alternatively, entities whose interests are at odds with other participants in the Dogecoin Network may seek to obtain control over the Dogecoin Network by influencing core developers. For example, malicious actors could attempt to bribe a core developer or group of core developers to propose certain changes to the network core developers.

In addition, a bad actor could also attempt to interfere with the operation of the Dogecoin Network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Dogecoin Network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Dogecoin Network and an investment in the Trust may be adversely affected.

Decentralized governance of the Dogecoin Network could have a negative impact on the performance of the Trust.

Governance of decentralized networks, such as the Dogecoin Network, is achieved through voluntary consensus and open competition. In other words, the Dogecoin Network has no central decision-making body or clear manner in which participants can come to an agreement other than through overwhelming consensus. The lack of clarity on governance may adversely affect Dogecoin’s utility and ability to grow and face challenges, both of which may require solutions and directed effort to overcome problems, especially long-term problems. For example, a seemingly simple technical issue once divided the Bitcoin network community: namely, whether to increase the block size of the blockchain or implement another change to increase the scalability of bitcoin, known as “segregated witness,” and help it continue to grow. See “Risk Factors—The Dogecoin Network faces scaling challenges and efforts to increase the volume of transactions may not be successful.”

To the extent lack of clarity in corporate governance of the Dogecoin Network leads to ineffective decision-making that slows development and growth, the value of the Shares may be adversely affected.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Dogecoin blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Dogecoin Network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset exchanges. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust, the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for Dogecoin. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust, the Sponsor or the Trustee or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

The Sponsor and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. The Sponsor and the Trust will only interact with known third party service providers with respect to whom it has engaged in a due diligence process to ensure a thorough KYC process, such as the Authorized Participants and the Dogecoin Custodians. Authorized Participants, as broker-dealers, and the Dogecoin Custodians, as limited purpose trust companies subject to New York Banking Law, in the case of the Coinbase Custodian, and the National Bank Act of 1864, in the case of the BitGo Custodian and the Anchorage Custodian, are subject to the U.S. Bank Secrecy Act (as amended) (“BSA”) and U.S. economic sanctions laws. In addition, the Trust will only accept creations and redemption requests from regulated Authorized Participants who themselves are subject to applicable sanctions and anti-money laundering laws and have compliance programs that are designed to ensure compliance with those laws. In addition, Dogecoin Counterparties will be contractually obligated that all Dogecoin they deliver to the Trust will be from lawful sources. The Trust will not hold any Dogecoin except those that have been delivered by a Dogecoin Counterparty in connection with creation requests.

The Dogecoin Custodians have adopted and implemented anti-money laundering and sanctions compliance programs, which provide additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the Dogecoin Custodians performs Know-Your-Transaction (“KYT”) screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Dogecoin Custodians’ KYT program, any Dogecoin that is delivered to the Trust’s custody account will undergo screening to ensure that the origins of that Dogecoin are not illicit.

In accordance with their regulatory obligations, the Authorized Participants conduct customer due diligence and enhanced due diligence on their counterparties, which enable them to determine each counterparty’s AML and other risks and assign an appropriate risk rating.

As part of their counterparty onboarding processes, the Authorized Participants use third-party services to screen prospective counterparties against various watch lists, including the Specially Designated Nationals List of the Treasury Department Office of Foreign Assets Control (“OFAC”) and countries and territories identified as non-cooperative by the Financial Action Task Force.

There is no guarantee that such procedures will always be effective. If the Authorized Participants or Dogecoin Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence is ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Broker and its affiliates, including the Dogecoin Custodians. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

The actual or perceived use of Dogecoin and other digital assets in illicit transactions may adversely affect the Dogecoin industry and an investment in the Trust.

Recent years have seen digital assets used at times as part of criminal activities and to launder criminal proceeds, as means of payment for illicit activities, or as an investment fraud currency. Although the number of cases involving digital assets for the financing of terrorism remains limited, criminals have nonetheless become more sophisticated in their use of digital assets.

Although Dogecoin transaction details are logged on the blockchain, a buyer or seller of Dogecoin may never know to whom the public key belongs or the true identity of the party with whom it is transacting, as public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. Further, identifying users can be made even more difficult where a user utilizes a tumbling or mixing service (e.g., Tornado Cash) to further obfuscate transaction details.

The Dogecoin industry and an investment in the Trust may be adversely affected to the extent that digital assets are increasingly used in connection with illicit transactions or are perceived as being used in connection with illicit transactions.

The inability to recognize the economic benefit of a “fork” or an “airdrop” could adversely impact an investment in the Trust.

The only digital asset to be held by the Trust will be Dogecoin.

From time to time, the Trust may be entitled to or come into possession of rights to acquire, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of Dogecoin and arise without any action of the Trust, or of the Sponsor or Service Provider on behalf of the Trust (“Incidental Rights”) and/or virtual currency tokens, or other asset or right, acquired by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right (“IR Virtual Currency”) by virtue of its ownership of Dogecoin, generally through an airdrop offered to holders of Dogecoin or other similar event. In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops are not included in the Pricing Benchmark under its current methodology.

Pursuant to the Trust Agreement, the Sponsor has the right, in their discretion, to determine what action to take in connection with the Trust’s entitlement to or ownership of Incidental Rights or any IR Virtual Currency. Under the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, as determined by the Sponsor in the Sponsor’s sole discretion, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement.

With respect to any fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights or IR Virtual Currency. In the event the Trust seeks to change this position, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

Investors should be aware that investing in Shares of the Trust is not equivalent to investing directly in Dogecoin. An investor does not have a claim to any “forked” assets. Unless otherwise announced, the Sponsor, on behalf of the Trust, will not support the inclusion of any forked assets.

Unless an announcement is made informing investors that a fork will be supported, a newly-forked asset should be considered ineligible for inclusion in the Trust.

Network Forks.

Dogecoin, along with many other digital assets, are open-source projects. The infrastructure and ecosystem that powers the Dogecoin Network are developed by different parties, including affiliated and non-affiliated engineers, developers, validators, platform developers, evangelists, marketers, exchange operators and other companies based around a service regarding Dogecoin, each of whom may have different motivations, drivers, philosophies and incentives.

As a result, any individual can propose refinements or improvements to the Dogecoin Network’s source code through one or more software upgrades that could alter the protocols governing the Dogecoin Network and the properties of Dogecoin. When a modification is proposed and a substantial majority of users and validators consent to the modification, the change is implemented and the Dogecoin Network remains uninterrupted. However, a “hard fork” occurs if less than a substantial majority of users and validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification. In other words, two incompatible networks would then exist: (1) one network running the pre-modified software and (2) another network running the modified software. The effect of such a fork would be the existence of two versions of Dogecoin running in parallel, and the creation of a new digital asset which lacks interchangeability with its predecessor. This is in contrast to a “soft fork,” or a proposed modification to the software governing the network that results in a post-update network that is compatible with the network as it existed prior to the update, because it restricts the network operations that can be performed after the update.

Forks occur for a variety of reasons. A fork could occur after a significant security breach. Participants on the network could elect to “fork” the network to its state before the hack, effectively reversing the hack. A fork could also be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run. Such a fork could adversely affect Dogecoin’s viability. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This would result in a permanent fork. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum Dogecoin Network community’s response to a significant security breach in which an anonymous hacker exploited a smart contract running on the Ethereum Dogecoin Network to syphon approximately $60 million of Ethereum held by the DAO, a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, now referred to as “Ethereum Classic” with the digital asset on that blockchain now referred to as Ethereum Classic, or ETC. ETC now trades on several digital asset exchanges.

A fork may occur as a result of disagreement among network participants as to whether a proposed modification to the network should be accepted. For example, on August 1, 2017, after extended debates among developers as to how to improve the Bitcoin network’s transaction capacity, the Bitcoin network was forked by a group of developers and miners resulting in the creation of a new blockchain, which underlies the new digital asset “Bitcoin Cash.” Bitcoin and Bitcoin Cash now operate on separate, independent blockchains. Since then, the Bitcoin network has forked several times to launch new digital assets, such as Bitcoin Gold, Bitcoin Silver and Bitcoin Diamond.

Significant forks are typically announced several months in advance. The circumstances of each fork are unique, and their relative significance varies. It is possible that a particular fork may result in a significant disruption to Dogecoin and, potentially, may result in broader market disruption should pricing become difficult following the fork. It is not possible to predict with accuracy the impact that any anticipated fork could have or for how long any resulting disruption may exist.

Forks may have a detrimental effect on the value of Dogecoin, including by negatively affecting digital asset allocations or by failing to capture of the full value of the newly-forked Dogecoin if it is excluded from the Pricing Benchmark. Forks can also introduce new security risks. For example, forks may result in “replay attacks,” or attacks in which transactions from one network were rebroadcast to nefarious effect on the other network. After a hard fork, it may become easier for an individual validator or validating pool’s hashing power to exceed 50% of the processing power of the digital asset network, thereby making digital assets that rely on proof of work more susceptible to attack. For example, when the Dogecoin and Dogecoin Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Dogecoin exchanges through at least October 2016. A Dogecoin exchange announced in July 2016 that it had lost 40,000 Dogecoin Classic, worth about $100,000 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin SV networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security.

A hard fork may adversely affect the price of Dogecoin at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre fork digital asset, in anticipation that ownership of the pre fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Dogecoin Network and should therefore be considered the appropriate network for the Trust’s purposes, there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. When Bitcoin Cash forked from the Bitcoin network, the value of Bitcoin went from $2,800 to $2,700.

A hard fork could change the source code for the Dogecoin Network, including the source code which limits the supply of Dogecoin. Although many observers believe this is unlikely at present, there is no guarantee that the current mechanisms limiting the supply of outstanding Dogecoin will not be changed. If a hard fork changing the yearly supply cap is widely adopted, the limit on the supply of Dogecoin could be lifted, which could have an adverse impact on the value of Dogecoin and the value of the Shares.

If Dogecoin were to fork into two digital assets, the Trust may hold, in addition to its existing Dogecoin balance, a right to claim an equivalent amount of the new “forked” asset following the hard fork. However, the Pricing Benchmark does not track forks involving Dogecoin. The Trust has adopted procedures to address situations involving a fork that results in the issuance of new alternative Dogecoin that the Trust may receive. The holder of Dogecoin has no discretion in a hard fork; it merely has the right to claim the new Dogecoin on a pro rata basis while it continues to hold the same number of Dogecoin.

Airdrops.

Dogecoin may become subject to an occurrence similar to a fork, which is known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to holders of another digital asset that they will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they hold such other digital asset. Airdrops are not included in the Pricing Benchmark under its current methodology. For example, in March 2017, the promoters of Stellar Lumens announced that anyone that owned bitcoin as of June 26, 2017, could claim, until August 27, 2017, a certain amount of Stellar Lumens. Airdrops are not included in the Pricing Benchmark under its current methodology.

Any name change and any associated rebranding initiative of Dogecoin may not be favorably received by the digital asset community, which could negatively impact the value of Dogecoin and the value of the shares.

From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi’s Vision, and in the third quarter of 2018, the team behind ZEN rebranded and changed the name of ZenCash to “Horizen.” We cannot predict the impact of any name change and any associated rebranding initiative on Dogecoin. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of Dogecoin and the value of the Shares.

Dogecoin is subject to cybersecurity risks, which could adversely affect an investment in the Trust or the ability of the Trust to operate.

Users of Dogecoin, and therefore investors in Dogecoin-related investment products such as the Trust, are exposed to an elevated risk of fraud and loss, including, but not limited to, through cyber-attacks. Dogecoin can be stolen, and Dogecoin stored in a digital wallet, accessible via private key, can be compromised. While digital wallets do not store or contain the actual Dogecoin, they store public and private keys, which are used as an address for receiving Dogecoin or for spending the Dogecoin, with both forms of transactions recorded on the public immutable ledger, the blockchain. By using the private key, a person is able to spend Dogecoin, effectively sending it away from the account and recording that transaction on the blockchain. If a private key is compromised, Dogecoin associated with that specific public key may be stolen. Unlike traditional banking transactions, once a transaction has been added to the blockchain, it cannot be reversed. Several exchanges specializing in sales of Dogecoin, for example, have already had their operations impacted by cyber-attacks.

Thefts and cyber-attacks can have a negative impact on the reputation, market price, value, or liquidity of Dogecoin. Through investment in the Trust, investors would be indirectly exposed to the risk and potential impact of a cyber-attack. A loss associated with a cyber-attack, including a total loss, is possible. While the Sponsor and the Dogecoin Custodians have taken reasonable measures to prevent theft or hacking of the Trust’s Dogecoin holdings, such an event cannot be fully excluded from the Trust’s overall market exposure, and the losses associated with such an event would be borne by investors.

Certain digital asset networks, including the Dogecoin Blockchain, are subject to control by entities that capture a significant amount of the network’s active validator nodes or a significant number of developers important for the operation and maintenance of such digital asset network. If a single malicious actor, or a group of malicious actors acting in concert, control (even temporarily) a majority of the network’s validator nodes of a particular blockchain network, this control could be used to undertake harmful acts. Such an attack is called a “51%” attack. For example, an individual or group controlling a majority of the Dogecoin Blockchain could prevent transactions from posting accurately, or at all, on the blockchain. It could be possible for the malicious actor to control, exclude or modify the ordering of transactions, though it could not generate new Dogecoin or transactions. Further, a bad actor could “double-spend” its own Dogecoin (i.e., spend the same Dogecoin in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Dogecoin Blockchain or the network community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down confirmations of transactions on the Dogecoin Blockchain.

Other digital asset networks have been subject to malicious activity achieved through control of a super-majority of the processing power on the network. Any similar attacks on the Dogecoin Blockchain could negatively impact the value of Dogecoin and the value of the Shares.

A super-majority attack is more likely to happen in the context of digital assets with smaller market capitalizations due to the reduced number of validators required to control a super-majority of a given network. Nevertheless, it is theoretically possible, albeit computationally expensive, to mount a super-majority attack on Dogecoin or other digital assets with large market capitalization. If the feasibility of a bad actor gaining control of the processing power on the Dogecoin Blockchain increases, there may be a negative effect on an investment in the Trust.

A malicious actor may also obtain control over the Dogecoin Blockchain through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. To the extent that users and validators accept amendments to the source code proposed by the controlled core developer, other core developers do not counter such amendments, and such amendments enable the malicious exploitation of the Dogecoin Blockchain, the risk that a malicious actor may be able to obtain control of the Dogecoin Blockchain in this manner exists, which may adversely affect the value of the Shares.

 If the malicious actor cannot control the validator nodes directly, they might attempt to compromise the validators that are already trusted by the network. This could involve hacking, bribery, deception or coercion.

A malicious actor could also conduct an “eclipse attack.” In an eclipse attack, a malicious actor could isolate parts of the network so that the malicious actor’s nodes can influence the consensus in isolated sections of the network, eventually leading to a split or takeover.

Lastly, if a malicious actor discovers a vulnerability in the Dogecoin Blockchain software, the actor could exploit it to disrupt the consensus process or to gain control over it.

If any of these exploitations or attacks occur, it could result in a loss of public confidence in Dogecoin and a decline in the value of Dogecoin and, as a result, adversely impact an investment in the Shares.

In August 2025, reports emerged that Qubic, an AI-focused blockchain, successfully completed a 51% attack on the Monero network and gained majority control over the Monero network. According to reports, Qubic’s attack on the Monero network did not affect withdrawals and trading of Monero, but forced Kraken to temporarily suspend Monero deposits, citing the potential risks to network integrity. Shortly after Qubic’s attack on the Monero network, on August 17, 2025, it was reported that the Qubic community voted to target the Dogecoin Network in a 51% attack. In the forty-eight hours after Qubic announced its planned attack, the price of Dogecoin decreased by approximately 7.4%. If such an attack were attempted and successful, Qubic’s 51% attack on the Dogecoin Network could result in the temporary suspension of Dogecoin trading and could negatively impact the value of Dogecoin and the value of the Shares.

The Dogecoin Network allows for “merged mining,” where validators mining on other blockchains that use the same Scrypt-based proof-of-work mechanism – notably the Litecoin network – simultaneously mine blocks on both networks. Merged mining can create multiple risks, including potential centralization, depending on the larger blockchain, and conflicts of interest, which could harm the value of the Dogecoin Network.

Merged mining is a well-established but relatively rare phenomenon amongst large, highly valuable blockchains. Dogecoin allows for merged mining, and many Dogecoin validators simultaneously participate in the Litecoin network. Merged mining raises certain risks. For instance, merged mining may lead to a concentration of mining power in the smaller blockchain. In a merged mining situation, if some but not all of the miners participating in mining the larger chain choose to also mine the smaller chain, these miners may have significantly more mining power than independent entities focused only on the smaller chain. Merged mining can also cause the smaller blockchain to be somewhat dependent on the larger chain, such that a failure or issue with the larger chain could have a downward effect on the security of the small blockchain. Additionally, there may be governance disagreements or mis-alignments between the larger chain and the smaller chain, and there is no guarantee that miners will operate in the best interest of the smaller chain. Should these risks materialize, they could lead to a reduction of confidence in the Dogecoin Network and Dogecoin, or malicious attacks on the Dogecoin Network, which would harm the value of Dogecoin and therefore the Trust.

A temporary or permanent “fork” or “clone” of the Dogecoin Blockchain could adversely affect the value of the Shares.

A fork in the Dogecoin Blockchain could adversely affect the value of the Shares or the ability of the Trust to operate. A hard fork could also adversely affect the price of Dogecoin at the time of announcement or adoption, or subsequently. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Alternatively, as with any change to software code, software upgrades and other changes to the source code or protocols of the Dogecoin Blockchain could fail to work as intended or could introduce bugs, coding defects, unanticipated or undiscovered problems, flaws, or security risks, create problematic economic incentives which incentivize behavior which has a negative effect on the Dogecoin Blockchain’s users, validators, or the Dogecoin Blockchain as a whole, or otherwise adversely affect the speed, security, usability, or value of the Dogecoin Blockchain or Dogecoin. If a fork caused operational problems for either post-fork network or blockchain, the digital assets associated with the affected network could lose some or all of their value. Furthermore, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Dogecoin Blockchain and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on a variety of then relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of Dogecoin, users, service providers, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Dogecoin Blockchain. There is no guarantee that the Sponsor will choose the network and the associated digital asset that would ultimately end up as the most valuable fork. Any of these events could therefore adversely impact the value of the Shares.

Forks may also occur as a digital asset network community’s response to a significant security breach. For example, in July 2016, Ethereum “forked” into Ethereum and a new digital asset, Ethereum Classic, as a result of the Ethereum community’s response to a significant security breach. In June 2016, an anonymous hacker exploited a smart contract running on the Ethereum Blockchain to syphon approximately $60 million of ether held by a distributed autonomous organization, into a segregated account. In response to the hack, most participants in the Ethereum community elected to adopt a “fork” that effectively reversed the hack. However, a minority of users continued to develop the original blockchain, referred to as “Ethereum Classic,” with the digital asset on that blockchain now referred to as “ETC.” ETC now trades on several digital asset exchanges. A fork may also occur as a result of an unintentional or unanticipated software flaw in the various versions of otherwise compatible software that users run. Such a fork could lead to users and validators abandoning the digital asset and associated network with the flawed software. It is possible, however, that a substantial number of users and validators could adopt an incompatible version of the digital asset while resisting community-led efforts to merge the two chains. This could result in a permanent fork, as in the case of Ethereum and Ethereum Classic.

Furthermore, a hard fork can lead to new security concerns. For example, when the Ethereum and Ethereum Classic networks, two other digital asset networks, split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued Ethereum trading platforms through at least October 2016. An Ethereum trading platform announced in July 2016 that it had lost 40,000 Ethereum Classic, worth about $100,000.00 at that time, as a result of replay attacks. Similar replay attack concerns occurred in connection with the Bitcoin Cash and Bitcoin Satoshi’s Vision networks split in November 2018. Another possible result of a hard fork is an inherent decrease in the level of security due to significant amounts of validating power remaining on one network or migrating instead to the new forked network. After a hard fork, it may become easier for an individual validator or validating pool’s validating power to exceed 50% of the validating power of a digital asset network that retained or attracted less validating power, thereby making digital asset networks that rely on proof-of-stake more susceptible to attack.

Digital asset networks and related protocols may also be cloned. Unlike a fork of a digital asset network, which modifies an existing blockchain and results in two competing digital asset networks, each with the same genesis block, a “clone” is a copy of a protocol’s codebase, but results in an entirely new blockchain and new genesis block. Tokens are created solely from the new “clone” network and, in contrast to forks, holders of tokens of the existing network that was cloned do not receive any tokens of the new network. A “clone” results in a competing network that has characteristics substantially similar to the network it was based on, subject to any changes as determined by the developer(s) that initiated the clone.

A hard fork may adversely affect the price of Dogecoin at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre-fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Dogecoin Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. As an illustrative example of a digital asset hard fork, following the distributed autonomous organization hack in July 2016, holders of Ether voted on-chain to reverse the hack, effectively causing a hard fork. For the days following the vote, the price of Ether rose from $11.65 on July 15, 2016 to $14.66 on July 21, 2016, the day after the first Ethereum Classic block was mined. A clone may also adversely affect the price of Dogecoin at the time of announcement or adoption or subsequently. For example, on November 6, 2016, Rhett Creighton, a Zcash developer, cloned the Zcash network to launch Zclassic, a substantially identical version of the Zcash network that eliminated the founders’ reward. Following the date the first Zclassic block was mined, the price of ZEC fell from $504.57 on November 5, 2016 to $236.01 on November 7, 2016 in the midst of a broader sell-off of ZEC beginning immediately after the Zcash network launch on October 28, 2016.

The only digital asset that will be held by the Trust is Dogecoin. If Dogecoin were to fork into two digital assets, the Trust may hold, in addition to its existing Dogecoin balance, a right to claim an equivalent amount of the new “forked” asset following the hard fork. However, the Pricing Benchmark does not track forks involving Dogecoin. The Trust may receive or claim rights to any digital assets created by a fork of the Dogecoin Blockchain that are supported by the Custodian and for which the Trust’s trading counterparties support a secondary market. Furthermore, the Pricing Benchmark does not track airdrops involving Dogecoin or the Dogecoin Blockchain. Accordingly, the Trust will disclaim, and the Sponsor will cause the Trust to irrevocably abandon, all rights to digital assets airdropped to holders of Dogecoin. By investing in the Trust rather than directly in Dogecoin, you forgo potential economic benefits associated with airdrops. Before the Trust claims any digital asset resulting from a fork in the Dogecoin Blockchain or an airdrop (other than Dogecoin), the Trust would need to seek and obtain certain regulatory approvals, including an amendment to the Trust’s registration statement of which this Annual Report on Form 10-K is a part, and approval of an application by the Exchange to amend its listing rules. If such approvals are not obtained, the Sponsor will cause the Trust to irrevocably abandon such digital asset.

Double-spending risks.

The Dogecoin Blockchain is designed to be resistant to double-spending risks through its consensus algorithm. The consensus protocol ensures that once a transaction is confirmed by a majority of trusted validators, it is difficult to reverse. If the consensus mechanism fails (e.g., due to a significant portion of validators being compromised), conflicting transactions could potentially be validated by different parts of the network. Additionally, if a malicious actor controlled or colluded with a majority of validators, they could attempt to manipulate the ledger to allow a double spend. Additionally, a highly sophisticated network attack that isolates parts of the network could theoretically lead to inconsistent views of the ledger.

Flaws in source code.

It is possible that flaws or mistakes in the released and public source code could lead to catastrophic damage to Dogecoin, the Dogecoin Blockchain, and any underlying technology. It is possible that contributors to the Dogecoin Blockchain would be unable to stop this damage before it spreads further. It is further possible that a dedicated team or a group of contributors or other technical group may attack the code, directly leading to catastrophic damage. In any of these situations, the value of Shares of the Trust can be adversely affected.

In the past, flaws in the source code for digital asset networks have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. Several errors and defects have been publicly found and corrected, including those that disabled some functionality for users and exposed users’ personal information. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. The cryptography underlying Dogecoin could prove to be flawed or ineffective, or negatively impacted by developments in mathematics and/or technology, such as advances in digital computing, algebraic geometry and quantum computing. In any of these circumstances, a malicious actor may be able to steal Dogecoin held by others, which could adversely affect the demand for Dogecoin and therefore adversely impact the price of Dogecoin and the value of the Shares. Even if another digital asset other than Dogecoin were affected by similar circumstances, any reduction in confidence in the robustness of the source code or cryptography underlying digital assets generally could negatively affect the demand for all digital assets, including Dogecoin, and therefore adversely affect the value of the Shares. For example, in December 2024, a vulnerability in the Dogecoin Network caused more than half of all active validating nodes to crash, reducing confidence in the network. Although the exact impact on Dogecoin’s price in response to this event is unknown, in the weeks following the event, Dogecoin experienced a loss of about 25% of its value amid broader digital asset price corrections.

Mathematical or technological advances could undermine the Dogecoin Blockchain’s consensus mechanism.

The Dogecoin Blockchain is premised on multiple persons competing to solve cryptographic puzzles quickly. It is possible that mathematical or technological advances, such as the development of quantum computers with significantly more power than computers presently available, could undermine or vitiate the cryptographic consensus mechanism underpinning the Dogecoin Blockchain.

The Dogecoin Network faces scaling challenges and efforts to increase the volume of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains such as the Dogecoin Network achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture.

As the use of digital asset networks increases without a corresponding increase in transaction processing speed of the networks, average fees and settlement times can increase significantly. Increased fees and decreased settlement speeds could preclude use cases for Dogecoin and could reduce demand for and the price of Dogecoin, which could adversely impact the value of the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of Dogecoin Network transactions will be effective, or how long these mechanisms will take to become effective, or how long they will continue to be effective, which could adversely impact an investment in the Shares.

New competing digital assets may result in a reduction in demand for Dogecoin, which could have a negative impact on the price of Dogecoin and may have a negative impact on the performance of the Trust.

Dogecoin faces significant competition from other digital assets as well as from other technologies or payment forms, such as Swift, ACH, remittance networks, credit cards and cash. There is no guarantee that Dogecoin will become a dominant form of payment, store of value or method of exchange. Dogecoin is also supported by fewer exchanges than more established digital assets, which could impact its liquidity.

Competition from other digital assets – including existing or future “forks” of the Dogecoin Network – could have a negative impact on the price of Dogecoin and adversely affect an investment in the Shares.

The Dogecoin Network is built using open-source software, and is therefore easy to copy. Already, other digital assets exist that have either copied the Dogecoin Network or been modeled after the network. This includes other memecoins, like Shibu Inu, that have adopted dog mascots and are patterned after Dogecoin. If consumers come to prefer Shibu Inu or other memecoins to Dogecoin, or if new assets emerge that imitate on or are modeled off of the Dogecoin Network, that could cause the price of Dogecoin to fall and would affect the value of the Shares.

 Even beyond directly similar assets, any new competing digital assets may result in a reduction in demand for Dogecoin, which could have a negative impact on the price of Dogecoin and may have a negative impact on the performance of the Trust.

Dogecoin also faces significant competition from other technologies or payment forms, such as SWIFT, ACH, remittance networks, stablecoins, credit cards and cash. There is no guarantee that Dogecoin will become a dominant or significant form of payments, store of value or method of exchange.

Competition from the emergence or growth of other digital assets or memecoins could have a negative impact on the price of Dogecoin and adversely affect the value of the Shares.

Dogecoin is one of thousands of digital assets competing for user adoption and investment. The aggregate market for these assets is valued in the trillions of U.S. dollars, and numerous alternative digital assets have achieved a larger market capitalization than Dogecoin. Competition from the emergence or growth of alternative digital assets, including the recent rapid growth in the number of memecoins, could adversely affect the value of the Shares.

Investors may invest in Dogecoin through means other than the Shares, including through direct investments in Dogecoin and other potential financial vehicles, possibly including securities backed by or linked to Dogecoin and digital asset financial vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in Dogecoin directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of Dogecoin are formed and represent a significant proportion of the demand for Dogecoin, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding Dogecoin, could negatively affect the Pricing Benchmark, the Trust’s Dogecoin holdings, the price of the Shares, and the NAV of the Trust.

Competition from other exchange-traded products could adversely affect the value of the Shares

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded Dogecoin products. If the SEC were to approve many or all of the currently pending applications for such exchange-traded Dogecoin products or other exchange-traded products based on memecoins, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position and the likelihood that the Trust will achieve initial market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. The Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a substandard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of Dogecoin.

High-profile individuals and organizations have publicly aligned themselves with support of the Dogecoin Network which may subject Dogecoin to external risks not experienced by other digital assets.

A number of celebrities and other public figures have endorsed Dogecoin in various capacities, which have generally preceded periods of extreme price fluctuations. For example, in January 2021, the price of Dogecoin increased over 800% in 24 hours partially in response to online commentary by Elon Musk. In March 2021, Dallas Mavericks owner Mark Cuban announced the team would allow ticket and product purchases to be conducted in Dogecoin. Other celebrities who have encouraged Dogecoin have included Calvin Broadus Jr. a/k/a Snoop Dogg and Kiss frontman Gene Simmons. Dogecoin may continue to receive an inordinate amount of attention from public figures. While these individuals and DOGE are not affiliated with Dogecoin or the Dogecoin Network, negative perceptions around these individuals or the new DOGE agency could create reputational harm by association with Dogecoin, and therefore harm the value of Dogecoin and the Trust.

In addition, a new U.S. government agency closed associated with Elon Musk – the Department for Governmental Efficiency – has adopted the acronym “DOGE” as its common name. While neither Musk, the Department of Governmental Efficiency, nor other high-profile individuals have any control over the Dogecoin Network, they have associated themselves publicly with Dogecoin. Therefore, any negative associations with those or other entities that align with Dogecoin in the public sphere could lead to a reduction in public demand for or interest in Dogecoin, which could harm the price of Dogecoin and therefore the value of the Trust.

A single party – whether an individual, corporation, or mining pool – could come to control a significant portion of the Dogecoin Network, and could enact amendments that are deemed undesirable to other users.

The governance of decentralized networks, such as the Dogecoin Network, is by voluntary consensus. As a result, should a single party – whether an individual, corporation, or mining pool – gain majority control of the network, it may be able to enact changes or amendments to the network that are otherwise undesirable to other participants. Were this to happen, it could harm the value of Dogecoin and therefore the value of the Trust.

Prices of Dogecoin may be affected due to stablecoins, the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the Dogecoin market through its investment in Dogecoin. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past apparently impacted the price of Dogecoin. Stablecoins are a relatively new phenomenon and it is impossible to know all of the risks that they could pose to participants in the Dogecoin market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for Dogecoin, raising its price, and also argue that those associated with certain stablecoins that are involved in laundering money. In February 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. In October 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for Dogecoin.

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of Dogecoin, and in turn, an investment in the Shares.

Operational cost may exceed the award for validating transactions fees, and increased transaction fees may adversely affect the usage of the Dogecoin Blockchain.

If transaction confirmation fees become too high, the marketplace may be reluctant to use the Dogecoin Blockchain. This may result in decreased usage and limit expansion of the Dogecoin Blockchain in the retail, commercial, blockchain-based services sectors as well as in the payments space, adversely impacting investment in the Trust. Conversely, if the reward for validators or the value of the transaction fees is insufficient to motivate validators, they may cease to validate transactions.

Ultimately, if the awards of new Dogecoin costs of validating transactions grow disproportionately to one another, validators may operate at a loss, transition to other networks, or cease operations altogether. Each of these outcomes could, in turn, slow transaction validation and usage, which could have a negative impact on the Dogecoin Blockchain and could adversely affect the value of the Dogecoin held by the Trust.

An acute cessation of validator operations would reduce the collective processing power on the Dogecoin Blockchain, which would adversely affect the transaction verification process by temporarily decreasing the speed at which blocks are added to the blockchain and make the blockchain more vulnerable to a malicious actor obtaining control in excess of 50% of the processing power on the blockchain. Reductions in processing power could result in material, though temporary, delays in transaction confirmation time. Any reduction in confidence in the transaction verification process or may adversely impact the value of Shares of the Trust or the ability of the Sponsor to operate.

Electricity usage.

Dogecoin uses a system called proof-of-work to validate transaction information. It’s called proof-of-work because solving the encrypted hash takes time and energy, which acts as proof that work was done. Proof-of-stake digital assets allow people to pledge or lock up some of their holdings as a way of vouching for the accuracy of newly added information. Meanwhile, proof-of-work digital assets require people to solve complex cryptographic puzzles — which can incur significant energy costs — before they’re allowed to propose a new block. Proof of work requires users to mine or complete complex computational puzzles before submitting new transactions to the network. This expenditure of time, computing power and energy is intended to make the cost of fraud higher than the potential rewards of a dishonest action.

Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage, or if electricity prices increase where the mining activities are performed. This could adversely affect the price of Dogecoin, or the operation of the Dogecoin Network, and accordingly decrease the value of the Shares.

Concerns have been raised about the electricity required to secure and maintain digital asset networks. Although measuring the electricity consumed by the process of securing and maintaining digital asset networks is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions.

The operations of the Dogecoin Network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

Driven by concerns around energy consumption and the impact on public utility companies, various states and cities have implemented, or are considering implementing, moratoriums on mining activity in their jurisdictions. A significant reduction in mining activity as a result of such actions could adversely affect the security of the Dogecoin Network by making it easier for a malicious actor or botnet to manipulate the relevant blockchain. If regulators or public utilities take action that restricts or otherwise impacts mining activities, such actions could result in decreased security of a digital asset network, including the Dogecoin Network, and consequently adversely impact the value of the Shares. This could adversely affect the price of Dogecoin, or the operation of the Dogecoin Network, and accordingly decrease the value of the Shares, by creating negative sentiment around digital assets generally.

If the digital asset award or transaction fees for recording transactions on the Dogecoin Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expanding validating power or demand high transaction fees, which could negatively impact the value of Dogecoin and the value of the Shares.

If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Dogecoin Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expending validating power to validate blocks and confirmations of transactions on the Dogecoin Network could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●	A reduction in the processing power expended by validators on the Dogecoin Network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control.

●	Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions in the Dogecoin Network or a software upgrade automatically charges fees for all transactions on the Dogecoin Network, the cost of using Dogecoin may increase and the marketplace may be reluctant to accept Dogecoin. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Dogecoin Network and force users to pay higher fees, thus reducing the attractiveness of the Dogecoin Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Dogecoin Network, the value of Dogecoin and the value of the Shares.

●	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Dogecoin Network until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays or disruptions in the recording of transactions could result in a loss of confidence in the Dogecoin Network and could prevent the Trust from completing transactions associated with the day-to-day operations of the Trust, including creations and redemptions of the Shares in exchange for Dogecoin with Authorized Participants.

Validators may cease participating in validating if certain jurisdictions limit or otherwise regulate validating activities, which could negatively impact the value of Dogecoin and the value of the Shares.

Entities or individuals running validators in certain jurisdictions may be limited or prohibited from continuing to run validators as a result of regulation or governmental decree. Validators ceasing operations or participation in the consensus mechanism would make the Dogecoin Blockchain more vulnerable to malicious actors obtaining sufficient control to alter the blockchain and hinder transactions. Any reduction in confidence in the confirmation process and security of the Dogecoin Blockchain may adversely affect the Trust’s investments in Dogecoin. To the extent that a significant number of entities or individuals stop running validators, there would be serious negative consequences to the Dogecoin Blockchain’s functionality, security and overall existence.

Large-Scale Sales or Distributions.

Some entities hold large amounts of Dogecoin relative to other market participants, and to the extent such entities engage in large-scale hedging, sales or distributions on non-market terms, or sales in the ordinary course, it could result in a reduction in the price of Dogecoin and adversely affect the value of the Shares. Additionally, political or economic crises may motivate large-scale acquisitions or sales of digital assets, including Dogecoin, either globally or locally. Such large-scale sales or distributions could result in selling pressure that may reduce the price of Dogecoin and adversely affect an investment in the Shares.

As of the date of this filing, the largest 100 Dogecoin wallets held approximately 65% of the Dogecoin in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of Dogecoin, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of Dogecoin.

Congestion or delay in the Dogecoin Blockchain may delay purchases or sales of Dogecoin by the Trust.

Increased transaction volume could result in delays in the recording of transactions due to congestion in the Dogecoin Blockchain. Moreover, unforeseen system failures, disruptions in operations, or poor connectivity may also result in delays in the recording of transactions on the Dogecoin Blockchain. Any delay in the Dogecoin Blockchain could affect the Authorized Participant’s ability to buy or sell Dogecoin at an advantageous price resulting in decreased confidence in the Dogecoin Blockchain. Over the longer term, delays in confirming transactions could reduce the attractiveness to merchants and other commercial parties. As a result, the Dogecoin Blockchain and the value of the Trust’s Shares would be adversely affected. Recent congestion on the Dogecoin Network has resulted in delays in recording transactions. For example, in February 2024, the Dogecoin Network experienced congestion due to a flood of inscriptions, which resulted in delays in recording transactions of Dogecoin on the Dogecoin Network.

Risks Associated with Investing in the Trust

Investment Related Risks.

Investing in Dogecoin and, consequently, the Trust, is speculative. The price of Dogecoin is volatile, and market movements of Dogecoin are difficult to predict. Supply and demand changes rapidly and is affected by a variety of factors, including regulation and general economic trends, such as interest rates, availability of credit, credit defaults, inflation rates and economic uncertainty. All investments made by the Trust will risk the loss of capital. Therefore, an investment in the Trust involves a high degree of risk, including the risk that the entire amount invested may be lost. No guarantee or representation is made that the Trust’s investment program will be successful, that the Trust will achieve its investment objective or that there will be any return of capital invested to investors in the Trust, and investment results may vary.

The NAV or the Principal Market NAV may not always correspond to the market price of Dogecoin.

The NAV or the Principal Market NAV of the Trust will change as fluctuations occur in the market price of the Trust’s Dogecoin holdings. Shareholders should be aware that the public trading price per share may be different from the NAV for a number of reasons, including price volatility and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of Dogecoin as reflected in the Pricing Benchmark.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share and the Trust will therefore maintain its intended fractional exposure to a specific amount of Dogecoin per share.

Deviations between the Trust’s NAV and NAV per Share versus the Trust’s Principal Market NAV and Principal Market NAV per Share may occur.

The Trust uses the Pricing Benchmark to determine its NAV and NAV per Share. However, for financial statement purposes, the Trust’s Dogecoin is carried at fair value as required by GAAP, which requires a determination based on the price of Dogecoin on principal market as identified by the Trust as set for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). See “NAV Determinations” below. The Trust expects the applicable NAV and NAV per Share and corresponding Principal Market NAV and Principal Market NAV to accurately reflect the price of Dogecoin. However, deviations can occur between the prices from the principal market chosen by the GAAP fair value methodology and Pricing Benchmark, which takes into consideration prices from all of the markets used to calculate the Pricing Benchmark.

Owning Shares is different from directly owning Dogecoin.

Investors should be aware that the market value of Shares of the Trust may not have a direct relationship with the prevailing price of Dogecoin, and changes in the prevailing price of Dogecoin similarly will not necessarily result in a comparable change in the market value of Shares of the Trust. The performance of the Trust will not reflect the specific return an investor would realize if the investor actually held or purchased Dogecoin directly. The differences in performance may be due to factors such as fees, transaction costs, operating hours of the Exchange and index tracking risk. Investors will also forgo certain rights conferred by owning Dogecoin directly, such as the right to claim airdrops. See “Risk Factors—The inability to recognize the economic benefit of a ‘fork’ or an ‘airdrop’ could adversely impact an investment in the Trust”.

Pricing Benchmark tracking risk.

Although the Trust will attempt to structure its portfolio so that investments track the Pricing Benchmark, the Trust may not achieve the desired degree of correlation between its performance and that of the Pricing Benchmark and thus may not achieve its investment objective. The difference in performance may be due to factors such as fees, transaction costs, redemptions of, and subscriptions for, Shares, pricing differences or the cost to the Trust of complying with various new or existing regulatory requirements.

Liquidity risk.

The ability of the Trust or a Dogecoin Counterparty to buy or sell Dogecoin may be adversely affected by limited trading volume, lack of a market maker in the digital asset markets, or legal restrictions. It is also possible that a Dogecoin spot market or regulatory or governmental authority may suspend or restrict trading in Dogecoin altogether. Therefore, it may not always be possible to execute a buy or sell order at the desired price or to liquidate an open position due to market conditions on spot markets, regulatory issues affecting Dogecoin or other issues affecting counterparties. Dogecoin is a new asset with a very limited trading history. Therefore, the markets for Dogecoin may be less liquid and more volatile than other markets for more established products.

Shares of the Trust are intended to be listed and traded on the Exchange. There is no certainty that there will be liquidity available on the Exchange or that the market price will be in line with the NAV or the Principal Market NAV at any given time. There is also no guarantee that once the Shares of the Trust are listed or traded on the Exchange that they will remain so listed or traded.

If demand for Shares of the Trust exceeds the availability of Dogecoin from exchanges and the Trust is not able to secure additional supply, Shares of the Trust may trade at a premium to their underlying value. Investors who pay a premium risk losing such premium if demand for the Shares of the Trust abates or the Sponsor is able to source more Dogecoin. In such circumstances, Shares of the Trust could also trade at a discount.

Prior to their issuance, there was no public market for Shares of the Trust.

Counterparty risk.

The Sponsor, Trust, Dogecoin Counterparty, and Authorized Participants are subject to counterparty risk. A Dogecoin Counterparty may fail to deliver to the Trust’s account with a Dogecoin Custodian the amount of Dogecoin associated with a creation order, a Dogecoin Counterparty may fail to deliver to the Trust’s account at the Cash Custodian the amount of cash associated with a redemption order, or the Cash Custodian may fail to deliver to an Authorized Participant at settlement the cash proceeds from the sale of Dogecoin associated with a redemption order.

The value of the Shares may be influenced by a variety of factors unrelated to the value of Dogecoin.

The value of the Shares may be influenced by a variety of factors unrelated to the price of Dogecoin and the Dogecoin exchanges included in the Pricing Benchmark that may have an adverse effect on the price of the Shares. These factors include, but are not limited to, the following factors:

●	Unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of Dogecoin have been developed specifically for this product;

●	The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

●	The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s account with a Dogecoin Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or.

●	Service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Dogecoin Blockchain may increase the potential for Dogecoin to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

The Administrator is solely responsible for determining the value of the Trust’s Dogecoin, the Trust’s NAV and the Trust’s Principal Market NAV. The value of the Shares may experience an adverse effect in the event of any errors, discontinuance or changes in such valuation calculations.

The Administrator will determine the Trust’s NAV and the Trust’s Principal Market NAV. The Administrator’s determination is made utilizing data from a Dogecoin Custodian’s operations and the Pricing Benchmark (in the case of the NAV) and the principal market for Dogecoin as determined by the Trust (in the case of the Principal Market NAV). To the extent that the Trust’s NAV or the Principal Market NAV are incorrectly calculated, the Administrator may not be liable for any error and such misreporting of valuation data could adversely affect an investment in the Shares.

The Administrator determines the NAV of the Trust as of 4:00 p.m. ET on each Business Day as soon as practicable after that time, and determines the Principal Market NAV as of 4:00 p.m. ET on the valuation date. If the Pricing Benchmark is not available, or if the Sponsor determines in good faith that the Pricing Benchmark does not reflect an accurate Dogecoin price, then the Administrator will determine NAV by reference to the Trust’s principal market. There are no predefined criteria to make a good faith assessment as to which of the rules the Sponsor will apply, and the Sponsor may make this determination in its sole discretion.

The Trust is subject to the risk that the Administrator may calculate the Pricing Benchmark in a manner that ultimately inaccurately reflects the price of Dogecoin. To the extent that the NAV, Principal Market NAV, the Pricing Benchmark, the Administrator’s or the Sponsor’s other valuation methodology are incorrectly calculated, neither the Sponsor, the Administrator nor the Trustee will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Pricing Benchmark or other valuation method used to calculate the NAV and Principal Market NAV of the Trust. Any such change in the Pricing Benchmark or other valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Dogecoin Counterparties’ buying and selling activity associated with the creation and redemption of Baskets may adversely affect an investment in the Shares.

The purchase of Dogecoin in connection with Basket creation orders may cause the price of Dogecoin to increase, which will result in higher prices for the Shares. Increases in the Dogecoin prices may also occur as a result of Dogecoin purchases by other market participants who attempt to benefit from an increase in the market price of Dogecoin when Baskets are created. The market price of Dogecoin may therefore decline immediately after Baskets are created.

Selling activity associated with sales of Dogecoin in connection with redemption orders may decrease the Dogecoin prices, which will result in lower prices for the Shares. Decreases in Dogecoin prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of as part of the creation and redemption process may have on the price of Dogecoin, sales and purchases of Dogecoin by similar investment vehicles (if developed) could impact the price of Dogecoin. If the price of Dogecoin declines, the trading price of the Shares will generally also decline.

The inability of Dogecoin Counterparties to hedge their Dogecoin exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants and market makers will generally want to hedge their exposure in connection with Basket creation and redemption orders. To the extent Authorized Participants and market makers are unable to hedge their exposure due to market conditions (e.g., insufficient Dogecoin liquidity in the market, inability to locate an appropriate hedge counterparty, etc.), such conditions may make it difficult for Authorized Participants to create or redeem Baskets (or cause them to not create or redeem Baskets). In addition, the hedging mechanisms employed by Dogecoin Counterparties to hedge their exposure to Dogecoin may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of Shares and the spread at which Shares trade on the open market. The liquidity of the market will depend on, among other things, the adoption of Dogecoin and the commercial and speculative interest in the market.

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of Dogecoin may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of Dogecoin to and by a Dogecoin Custodian) encounter any unanticipated difficulties due to, for example, the price volatility of Dogecoin, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting such Dogecoin Custodian, any operational issues that may arise from creating and redeeming Shares via cash transactions, the closing of Dogecoin trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by miners, or other problems or disruptions affecting the Dogecoin Blockchain, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying Dogecoin may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, the Sponsor may suspend the process of creation and redemption of Baskets. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the Dogecoin Blockchain, the processing of transactions on the Dogecoin Blockchain may be disrupted, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of Dogecoin and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for Dogecoin should become relatively illiquid and thereby materially restrict opportunities for arbitraging by delivering Dogecoin in return for Baskets, the price of Shares may diverge from the value of Dogecoin.

Arbitrage transactions intended to keep the price of Shares closely linked to the price of Dogecoin may be problematic if the process for the creation and redemption of Baskets encounters difficulties, which may adversely affect an investment in the Shares.

If the processes of creation and redemption of the Shares encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying Dogecoin may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of Shares may decline and the price of the Shares may fluctuate independently of the price of Dogecoin and may fall.

Security threats and cyber-attacks could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

Security breaches, cyber-attacks, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. Multiple thefts of Dogecoin and other digital assets from other holders have occurred in the past. Because of the decentralized process for transferring Dogecoin, thefts can be difficult to trace, which may make Dogecoin a particularly attractive target for theft. Cyber security failures or breaches of one or more of the Trust’s service providers (including but not limited to, the Benchmark Provider, the Transfer Agent, the Administrator, or the Dogecoin Custodians) have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.

The Trust and its service providers’ use of internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cybersecurity breaches of those technological or information systems. Security breaches, computer malware, ransomware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s Dogecoin held in the Trust’s account with the Dogecoin Custodians will be appealing targets to hackers or malware distributors seeking to destroy, damage or steal the Trust’s Dogecoin or private keys and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or a Dogecoin Custodian is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s Dogecoin may be subject to theft, loss, destruction or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s Dogecoin. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust. Access to the Trust’s Dogecoin could be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack).

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Service Provider, a Dogecoin Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account with a Dogecoin Custodian, the private keys (and therefore Dogecoin) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the Service Provider, the Dogecoin Custodians, or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Dogecoin Custodians may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s account with a Dogecoin Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor has established business continuity plans and systems that it believes are reasonably designed to prevent cyber-attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result.

If the Trust’s holdings of Dogecoin are lost, stolen or destroyed under circumstances rendering a party liable to the Trust, the responsible party may not have the financial resources, including insurance coverage, sufficient to satisfy the Trust’s claim. For example, as to a particular event of loss, the only source of recovery for the Trust may be limited to the relevant custodian or, to the extent identifiable, other responsible third parties (for example, a thief or terrorist), any of which may not have the financial resources (including liability insurance coverage) to satisfy a valid claim of the Trust. Similarly, as noted below, the Dogecoin Custodian has extraordinarily limited liability to the Trust, which may adversely affect the Trust’s ability to seek recovery from them, even when they are at fault.

It may not be possible, either because of a lack of available policies or because of prohibitive cost, for the Trust to obtain insurance that would cover losses of the Trust’s Dogecoin. If an uninsured loss occurs or a loss exceeds policy limits, the Trust could lose all of its assets.

The Trust’s Dogecoin Custodians could become insolvent.

The Trust’s digital assets are held in one or more accounts maintained for the Trust by each Dogecoin Custodian and may in the future be held at other custodian banks which may be located in other jurisdictions. The Dogecoin Custodians are not depository institutions as they are not insured by the FDIC. The insolvency of a Dogecoin Custodian or of any broker, custodian bank or clearing corporation used by such Dogecoin Custodian, may result in the loss of all or a substantial portion of the Trust’s assets or in a significant delay in the Trust having access to those assets. Additionally, custody of digital assets presents inherent and unique risks relating to access loss, theft and means of recourse in such scenarios.

The Trust may change the custodial arrangements described in this Annual Report on Form 10-K at any time without notice to Shareholders.

The Trust is subject to risks due to its concentration of investments in a single asset.

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

The lack of active trading markets for the Shares may result in losses on Shareholders’ investments at the time of disposition of Shares.

Although Shares of the Trust are publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Shares will be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, may be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Several factors may affect the Trust’s ability to achieve its investment objective on a consistent basis.

There can be no assurance that the Trust will achieve its investment objective. Factors that may affect the Trust’s ability to meet its investment objective include: (1) The Trust’s, a Dogecoin Counterparty’s or an Authorized Participant’s ability to purchase and sell or transfer and receive Dogecoin in an efficient manner to effectuate creation and redemption orders; (2) transaction fees associated with the Dogecoin Blockchain; (3) the Dogecoin market becoming illiquid or disrupted; (4) the need to conform the Trust’s portfolio holdings to comply with investment restrictions or policies or regulatory or tax law requirements; (5) early or unanticipated closings of the markets on which Dogecoin trades, resulting in the inability of Authorized Participants to execute intended portfolio transactions; and (6) accounting standards.

The amount of Dogecoin represented by the Shares will decline over time.

The amount of Dogecoin represented by the Shares will continue to be reduced during the life of the Trust due to the transfer of the Trust’s Dogecoin to pay for the Sponsor Fee and other liabilities.

Each outstanding Share represents a fractional, undivided interest in the Dogecoin held by the Trust. The Trust does not generate any income and transfers Dogecoin to pay for the Sponsor Fee and other liabilities. Therefore, the amount of Dogecoin represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional Dogecoin over time, as the amount of Dogecoin required to create Shares proportionally reflects the amount of Dogecoin represented by the Shares outstanding at the time of such a block of 10,000 Shares used by the Trust to issue or redeem Shares (a “Creation Basket”) being created. Assuming a constant Dogecoin price, the trading price of the Shares is expected to gradually decline relative to the price of Dogecoin as the amount of Dogecoin represented by the Shares gradually declines.

Shareholders should be aware that the gradual decline in the amount of Dogecoin represented by the Shares will occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of Dogecoin.

The development and commercialization of the Trust is subject to competitive pressures.

The Trust and the Sponsor face competition with respect to the creation of competing products, such as exchange-traded products offering exposure to the spot Dogecoin market or other digital assets. If the SEC were to approve many or all of the currently pending applications for such exchange-traded Dogecoin products, many or all of such products, including the Trust, could fail to acquire substantial assets, initially or at all.

The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. The Trust’s competitors may also charge a substantially lower fee than the Sponsor Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, and the likelihood that the Trust will achieve initial market acceptance and could have a detrimental effect on the scale and sustainability of the Trust and the Sponsor’s ability to generate meaningful revenues from the Trust.

If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of Dogecoin. There can be no assurance that the Trust will grow to or maintain an economically viable size. There is no guarantee that the Sponsor will maintain a commercial advantage relative to competitors offering similar products. Whether or not the Trust and the Sponsor are successful in achieving the intended scale for the Trust may be impacted by a range of factors, such as the Trust’s timing in entering the market and its fee structure relative to those of competitive products.

A loss of confidence in, or breach of, a Dogecoin Custodian may adversely affect the Trust and the value of an investment in the Shares.

Custody and security services for the Trust’s Dogecoin are provided by the Dogecoin Custodians, although the Trust may retain one or more additional Dogecoin custodians at a later date. Dogecoin held by the Trust may be custodied or secured in different ways (for example, a portion of the Trust’s Dogecoin holdings may be custodied by the Dogecoin Custodians and another portion by another third-party custodian). Over time, the Trust may change the custody or security arrangement for all or a portion of its holdings. The Sponsor will decide the appropriate custody and arrangements based on, among other factors, the availability of experienced Dogecoin custodians and the Trust’s ability to securely safeguard its Dogecoin.

The Trust expects the Coinbase Custodian, the Anchorage Custodian and the BitGo Custodian will custody most or all of the Trust’s Dogecoin holdings. A loss of confidence in or breach of a Dogecoin Custodian may adversely affect the Trust and the value of an investment in the Shares.

The Sponsor may need to find and appoint a replacement custodian or prime broker quickly, which could pose a challenge to the safekeeping of the Trust’s Dogecoin.

The Sponsor could decide to replace a Dogecoin Custodian as a custodian of the Trust’s Dogecoin or the Prime Broker as the provider of prime brokerages to the Trust. Transferring maintenance responsibilities of the Trust’s accounts with a Dogecoin Custodian or with the Prime Broker to another party would, in either case, likely be complex and could subject the Trust’s Dogecoin to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

The Sponsor may not be able to find a party willing to serve as a Dogecoin custodian under the same terms as the current Custodial Services Agreements, or as the Prime Broker under the same terms as the current Prime Broker Agreement. To the extent that Sponsor is not able to find a suitable party willing to serve as a Dogecoin Custodian or as the Prime Broker, as applicable, the Sponsor may be required to terminate the Trust and liquidate the Trust’s Dogecoin. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified custodial services agreement or prime broker agreement that costs more, the value of the Shares could be adversely affected.

Lack of recourse.

The Dogecoin Custodians have limited liability, impairing the ability of the Trust to recover losses relating to its Dogecoin and any recovery may be limited, even in the event of fraud. In addition, the Dogecoin Custodians may not be liable for any delay in performance of any of their custodial obligations by reason of any cause beyond their respective control, including force majeure events, war or terrorism, and may not be liable for any system failure or third-party penetration of its systems. As a result, the recourse of the Trust to the Dogecoin Custodians may be limited.

Under the Coinbase Custody Agreement, the Coinbase Custodian’s liability is limited to the greater of (i) the market value of the Trust’s Dogecoin held by the Coinbase Custodian at the time the events giving rise to the liability occurred and (ii) the fair market value of the Trust’s Dogecoin held by the Coinbase Custodian at the time that the Coinbase Custodian notifies the Sponsor or Trustee in writing, or the Sponsor or the Trustee otherwise has actual knowledge of the events giving rise to the liability.

Under the BitGo Custody Agreement, the BitGo Custodian and its affiliates, including their officers, directors, agents, and employees, are not liable for any lost profits, special, incidental, indirect, intangible, or consequential damages resulting from authorized or unauthorized use of the Trust or Sponsor’s site or services. This includes damages arising from any contract, tort, negligence, strict liability, or other legal grounds, even if the BitGo Custodian was previously advised of, knew, or should have known about the possibility of such damages. However, this exclusion of liability does not extend to cases of the BitGo Custodian’s fraud, willful misconduct, or gross negligence. In situations of gross negligence, the BitGo Custodian’s liability is specifically limited to the value of the digital assets or fiat currency that were affected by the negligence. Additionally, the total liability of the BitGo Custodian for direct damages is capped at the fees paid or payable to them under the relevant agreement during the twelve-month period immediately preceding the first incident that caused the liability.

In addition, the BitGo Custodian shall not be liable for delays, suspension of operations, whether temporary or permanent, failure in performance, or interruption of service which results directly or indirectly from any cause or condition beyond the reasonable control of the BitGo Custodian, including, but not limited to, any delay or failure due to an act of God, natural disasters, act of civil or military authorities, act of terrorists, including, but not limited to, cyber-related terrorist acts, hacking, government restrictions, exchange or market rulings, civil disturbance, war, strike or other labor dispute, fire, interruption in telecommunications or Internet services or network provider services, failure of equipment and/or software, other catastrophe or any other occurrence which is beyond the reasonable control of the BitGo Custodian.

Under the Anchorage Custody Agreement, except for the Anchorage Custodian’s bad acts, confidentiality obligations under the Anchorage Custody Agreement, indemnification obligations under Anchorage Custody Agreement, or obligations with respect to rights to or limits on use under the Anchorage Custody Agreement, the Anchorage Custodian is not liable for any losses, whether in contract, tort or otherwise, for any amount in excess of fees paid by the Trust in the twelve (12) months prior to when the liability arises. Moreover, the Anchorage Custodian is not liable for (i) losses which arise from its compliance with applicable laws, including sanctions laws administered by OFAC; or (ii) special, indirect or consequential damages, or lost profits or loss of business arising in connection with the Anchorage Custody Agreement. In addition, the Anchorage Custodian is not liable for any losses which arise as a result of the non-return of digital assets that the Trust has delegated to the Anchorage Custodian or a third party for on-chain services, such as staking, voting, vesting, and signaling, unless such losses occur as a result of the Anchorage Custodian’s fraud or intentional misconduct.

In addition, the Anchorage Custodian shall not be liable for the failure to perform or any delay in the performance of its obligations under the Anchorage Custody Agreement to the extent such failure or delay is caused by or results from a circumstance beyond its reasonable control and that could not have been prevented or avoided by the exercise of due diligence, as long as the fact of the occurrence of such event is duly proven or is reasonably provable, including, but not limited to natural catastrophes, fire, explosions, pandemic or local epidemic, war or other action by a state actor, public power outages, civil unrests and conflicts, labor strikes or extreme shortages, acts of terrorism or espionage, Domain Name System server issues outside the Anchorage Custodian’s direct control, technology attacks (e.g., DoS, DDoS, MitM), cyber-attack or malfunction on the blockchain network or protocol, or governmental action rendering performance illegal or impossible. The Anchorage Custodian shall not be held liable by the Trust for such non-performance or delay.

Under the Trust Agreement, the Trustee and the Sponsor generally will not be liable to the Trust or its Shareholders for any liability or expense incurred except for liability resulting from (1) actual receipt of an improper benefit or profit in money, property or services, (2) active and deliberate dishonesty that is established by a final judgment and is material to the cause of action or (3) breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or Shareholders to the Trustee or the Sponsor, including in the event of a loss of Dogecoin by the Dogecoin Custodians or the Prime Broker, is limited.

The Benchmark Provider has limited liability relating to the use of the Pricing Benchmark, impairing the ability of the Trust to recover losses relating to its use of the Pricing Benchmark. The Benchmark Provider does not guarantee the accuracy, completeness, or performance of the Pricing Benchmark or the data included therein and shall have no liability in connection with the Pricing Benchmark calculation, errors, omissions or interruptions of the Pricing Benchmark or any data included therein. The Pricing Benchmark could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Service Provider, the Trustee, the Administrator, the Transfer Agent, the Dogecoin Custodians or the Prime Broker.

Each of the Sponsor, the Service Provider, the Trustee, the Administrator, the Transfer Agent, the Dogecoin Custodians, and the Prime Broker has a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. Therefore, the Sponsor, the Service Provider, the Trustee, the Administrator, the Transfer Agent, the Dogecoin Custodians or the Prime Broker may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the Dogecoin holdings of the Trust and the value of the Shares.

Intellectual property rights claims may adversely affect the Trust and the value of the Shares.

The Sponsor is not aware of any intellectual property rights claims that may prevent the Trust from operating and holding Dogecoin. However, third parties may assert intellectual property rights claims relating to the operation of the Trust or against the Service Provider and the mechanics instituted for the investment in, holding of and transfer of Dogecoin. Regardless of the merit of an intellectual property or other legal action, any legal expenses to defend or payments to settle such claims would be extraordinary expenses that would be borne by the Trust through the sale or transfer of its Dogecoin and any threatened action that reduces confidence in long-term viability or the ability of end-users to hold and transfer Dogecoin may adversely affect the value of the Shares. Additionally, a meritorious intellectual property rights claim could prevent the Trust from operating and force the Sponsor to terminate the Trust and liquidate its Dogecoin. As a result, an intellectual property rights claim against the Trust could adversely affect the value of the Shares.

In the event of the end of, or any material change to any affiliation between the Service Provider and the Dogecoin Foundation, or a change of control at the Service Provider or certain other contractual events the Sponsor may have to end its relationship with the Service Provider, which may affect the value of the Shares.

If the Sponsor learns of the end of, or any material change to any affiliation between the Service Provider and the Dogecoin Foundation, or a change of control at the Service Provider or upon the occurrence of certain other contractual events specified in the Support Service Agreement, the Sponsor may decide to terminate the Support Service Agreement and end its relationship with the Service Provider, which may generate adverse publicity, reduce the Trust’s brand value and adversely affect the value of the Shares.

Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders.

The Sponsor will manage the affairs of the Trust. Conflicts of interest may arise among the Sponsor and its affiliates, on the one hand, and the Trust and its shareholders, on the other hand. As a result of these conflicts, the Sponsor may favor its own interests and the interests of its affiliates over the Trust and its shareholders. These potential conflicts include, among others, the following:

●	The Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

●	The Trust has agreed to indemnify the Sponsor and its affiliates pursuant to the Trust Agreement;

●	The Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties;

●	The Sponsor and its staff also service affiliates of the Sponsor, including several other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

●	The Sponsor, its affiliates and their respective officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust; and

●	Affiliates of the Sponsor have substantial direct investments in Dogecoin that they are permitted to manage taking into account their own interests without regard to the interests of the Trust or its shareholders, and any increases, decreases or other changes in such investments could affect the value of the Shares.

By purchasing the Shares, shareholders agree and consent to the provisions set forth in the Trust Agreement.

Further, the Sponsor may have a conflict with respect to any future transactions that may be entered into with either the Sponsor’s ultimate parent company, FalconX, a leading institutional digital asset prime brokerage, or with any of the other affiliates of FalconX.

Unforeseeable risks.

Dogecoin has gained commercial acceptance only within recent years and, as a result, there is little data on its long-term investment potential. Additionally, due to the rapidly evolving nature of the Dogecoin market, including advancements in the underlying technology or advancements in competing technologies, changes to Dogecoin may expose investors in the Trust to additional risks which are impossible to predict.

Risks Associated with the Pricing Benchmark and Pricing Benchmark Pricing

The Pricing Benchmark has a limited history.

The Pricing Benchmark has only been in operation since April 21, 2025, and the Pricing Benchmark has only featured its current roster of Constituent Exchanges since August 30, 2025. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Pricing Benchmark’s performance. The Benchmark Provider has substantial discretion at any time to change the methodology used to calculate the Pricing Benchmark, including the spot markets that contribute prices to the Trust’s NAV. The Benchmark Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Pricing Benchmark will appropriately track the price of Dogecoin in the future. The Benchmark Provider has no obligation to take the needs of the Trust or the Shareholders into consideration in determining, composing, or calculating the Pricing Benchmark.

Pricing sources used by the Pricing Benchmark are digital asset spot markets that facilitate the buying and selling of Dogecoin and other digital assets. Although many pricing sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of Dogecoin may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of Dogecoin used in Pricing Benchmark calculations and, therefore, could adversely affect the Dogecoin price as reflected by the Pricing Benchmark.

The Pricing Benchmark is based on various inputs which include price data from various third-party Dogecoin spot markets. The Benchmark Provider does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source.

Right to change the pricing benchmark.

The Sponsor, in its sole discretion, may cause the Trust to track (or price its portfolio based upon) a pricing benchmark or standard other than the Pricing Benchmark at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another pricing benchmark or standard better aligns with the Trust’s investment objective and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to the following:

●	Third parties may be able to purchase and sell Dogecoin on public or private markets not included among the Constituent Exchanges, and such transactions may take place at prices materially higher or lower than the Pricing Benchmark price.

●	There may be variances in the prices of Dogecoin on the various Constituent Exchanges, including as a result of differences in fee structures or administrative procedures on different Constituent Exchanges.

●	The prices on each Constituent Exchange or pricing source may not be equal to the value of a Dogecoin as represented by the Pricing Benchmark.

●	To the extent the Pricing Benchmark price differs materially from the actual prices available on a Constituent Exchange, or the global market price of Dogecoin, the price of the Shares may no longer track, whether temporarily or over time, the global market price of Dogecoin, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of Dogecoin.

●	To the extent market prices differ materially from the Pricing Benchmark price, investors may lose confidence in the Shares’ ability to track the market price of Dogecoin, which could adversely affect the value of the Shares.

The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance.

Risks related to pricing.

As set forth under “NAV Determinations” below, the Trust’s portfolio will be priced, including for purposes of determining the NAV, based upon the Pricing Benchmark. The price of Dogecoin in U.S. Dollars or in other currencies available from other data sources may not be equal to the prices used to calculate the NAV.

The NAV or the Principal Market NAV of the Trust will change as fluctuations occur in the market price of the Trust’s Dogecoin holdings as reflected in the Pricing Benchmark. Shareholders should be aware that the public trading price per Share may be different from the NAV and the Principal Market NAV for a number of reasons, including price volatility, trading activity, the closing of Dogecoin trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of Dogecoin.

An Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share and the Trust will therefore maintain its intended fractional exposure to a specific amount of Dogecoin per Share.

Shareholders also should note that the size of the Trust in terms of total Dogecoin held may change substantially over time and as Baskets are created and redeemed.

In the event that the value of the Trust’s Dogecoin holdings or Dogecoin holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

Regulatory Risk

Whether Dogecoin is offered or sold as a “security” under U.S. federal securities laws remains unsettled.

The SEC has asserted its belief that a number of digital assets are properly classified as “securities” under U.S. federal securities laws in a number of complaints against the issuers of such assets, or against platforms trading or transacting in such assets. Courts have agreed that such assets may have been offered or sold in transactions that constituted securities, or have agreed that the SEC has a plausible case that such assets may have been offered or sold in transactions that constituted securities. Staff of the SEC’s Division of Corporation Finance have released a statement on February 27, 2025 indicating that transactions in certain “memecoins” do not involve the offer and sale of securities under the federal securities laws. That statement represents the views of the staff of the Division of Corporation Finance and is not a rule, regulation, guidance, or statement of the SEC. That statement has no legal force or effect, and it is possible that the SEC could in future disagree with it, or take a different view.

In future litigation, other courts might disagree with the assessment that these or other digital assets, such as Dogecoin, are offered or sold as securities depending on the characteristics of the transaction. To the extent that a court were to find that the Trust had engaged in unregistered offers and sales of securities, the Trust could be subject to penalties, disgorgement and other sanctions, which would significantly negatively impact the Trust and the value of Shares.

In accordance with the Sponsor’s internal policies and procedures, the Sponsor engaged in a review process to determine whether Dogecoin has been offered or sold as a security and based off the review it has determined it has not. The Sponsor has reviewed publicly available materials relating to Dogecoin. Among other things, the Sponsor has reviewed publicly available materials relating to the circumstances around the creation of Dogecoin, the market and technological needs that the Dogecoin Network was intended to address, the Dogecoin Network’s role in enabling blockchain interoperability and cross-blockchain communications, and the Dogecoin Network’s consensus mechanism. Based on the Sponsor’s review of these materials, the Sponsor believes there is a reasonable basis to conclude that at this time offers and sales of Dogecoin would not constitute offers and sales of a “security” as that term is defined under Section 2(a)(1) of the Securities Act. This determination is a risk-based judgement by the Sponsor that is attendant with legal risk as it is possible regulatory agencies or courts could disagree with this determination.

If Dogecoin is determined to be offered or sold as a security by a federal court or transactions in Dogecoin are determined to be securities transactions by a federal court, the Trust could be considered an unregistered “investment company” under the Investment Company Act, which could necessitate the Trust’s liquidation. In this case, the Trust and the Sponsor may be deemed to have participated in an illegal offering of investment company securities and there is no guarantee that the Sponsor will be able to register the Trust under the 1940 Act at such time or take such other actions as may be necessary to ensure the Trust’s activities comply with applicable law, which could force the Sponsor to liquidate the Trust.

It may also become more difficult for Dogecoin to be traded, cleared and custodied as compared to other digital assets that are not considered to be offered or sold as securities, which could in turn negatively affect the liquidity and general acceptance of Dogecoin and cause users to migrate to other digital assets. Further, if any other digital asset with widespread markets is determined to be offered or sold as a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for Dogecoin as a digital asset due to negative publicity or a decline in the general acceptance of digital assets. In addition, digital asset trading platforms that feature digital assets that are determined to be offered or sold as securities may face penalties or be required to shut down if they do not have the licenses required to facilitate electronic markets in securities, which could result in a reduction of the liquidity of Dogecoin markets. As such, any determination that Dogecoin or any other digital asset is offered or sold as a security under federal or state securities laws may adversely affect the price of Dogecoin and, as a result, the value of the Shares.

To the extent that Dogecoin is deemed to fall within the definition of being offered or sold as a security under U.S. federal securities laws, the Trust and the Sponsor may be subject to additional requirements under the 1940 Act and the Advisers Act. The Sponsor or the Trust may be required to register as an investment adviser under the Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s Dogecoin at a time that is disadvantageous to Shareholders.

There is a lack of consensus regarding the regulation of digital assets, including Dogecoin.

Regulation of digital assets continues to evolve across different jurisdictions worldwide, which may cause uncertainty and insecurity as to the legal and tax status of a given digital asset. As Dogecoin and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including the FinCEN, SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset spot market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

For example, certain events in 2022, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate digital asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, or similar future events, may amplify and/or accelerate these trends. In January 2023, the federal banking agencies issued a joint statement on digital-asset risks to banking organizations following events which exposed vulnerabilities in the digital-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from digital-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in digital-asset related activities or have concentrated exposures to the digital-asset sector.

U.S. federal and state regulators, have issued reports and releases concerning digital assets, including Dogecoin and digital asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning digital assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the digital asset industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. It is difficult to predict how these and other related events will affect us or the digital asset business.

It is not possible to predict whether Congress will grant additional authorities to the SEC or to other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and Dogecoin held by the Trust more specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. In 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the BSA by acting as a money services business and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In a March 2018 letter from FinCEN’s assistant secretary for legislative affairs to U.S. Senator Ron Wyden, the assistant secretary indicated that under current law both the developers and the exchanges involved in the sale of tokens in an initial coin offering may be required to register with FinCEN as money transmitters and comply with the anti-money laundering regulations applicable to money transmitters.

OFAC has added digital asset addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether Dogecoin that has been associated with such addresses in the past can be easily sold. This “tainted” Dogecoin may trade at a substantial discount to untainted Dogecoin. Reduced fungibility in the Dogecoin markets may reduce the liquidity of Dogecoin and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

In February 2022, Representative Warren Davidson introduced the “Keep Your Coins Act,” which is intended “[t]o prohibit Federal agencies from restricting the use of convertible virtual currency by a person to purchase goods or services for the person’s own use, and for other purposes.”

In March 2022, Senators Elizabeth Warren, Jack Reed, Mark Warner, and Jon Tester introduced the Digital Asset Sanctions Compliance Enhancement Act in an attempt to ensure blacklisted Russian individuals and businesses do not use digital assets to evade economic sanctions.

In January 2025, President Trump issued an executive order titled “Executive Order on Strengthening American Leadership in Digital Financial Technology” that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and digital assets that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States.

In March 2022, Representative Stephen Lynch, along with co-sponsors Jesús G. García, Rashida Tlaib, Ayanna Pressley, and Alma Adams, introduced H.R. 7231, the Electronic Currency and Secure Hardware Act (“ECASH Act”), which would direct the Secretary of the U.S. Treasury Department (not the Federal Reserve) to develop and issue a digital analogue to the U.S. dollar, or “e-cash,” which is intended to “replicate and preserve the privacy, anonymity-respecting, and minimal transactional data-generating properties of physical currency instruments such as coins and notes to the greatest extent technically and practically possible,” all without requiring a bank account. E-cash would be legal tender, payable to the bearer and functionally identical to physical U.S. coins and notes, “capable of instantaneous, final, direct, peer-to-peer, offline transactions using secured hardware devices that do not involve or require subsequent or final settlement on or via a common or distributed ledger, or any other additional approval or validation by the United States Government or any other third party payments processing intermediary,” including fully anonymous transactions, and “interoperable with all existing financial institutions and payment systems and generally accepted payments standards and network protocols, as well as other public payments programs.”

In April 2022, Senator Pat Toomey released a draft of his Stablecoin Transparency of Reserves and Uniform Safe Transactions Act, or Stablecoin TRUST Act. The draft bill contemplates a “payment stablecoin,” which is convertible directly to fiat currency by the issuer. Only an insured depository institution, a money transmitting business (authorized by its respective state authority) or a new “national limited payment stablecoin issuer” would be eligible to issue payment stablecoins. Additionally, payment stablecoins would be exempt from the federal securities requirements, including the 1933 Act, the Exchange Act and the 1940 Act.

In June 2022, Senators Kirsten Gillibrand and Cynthia Lummis introduced the “Responsible Financial Innovation Act,” which was drafted to “create a complete regulatory framework for digital assets that encourages responsible financial innovation, flexibility, transparency and robust consumer protections while integrating digital assets into existing law.” Importantly, the legislation would assign regulatory authority over digital asset spot markets to the CFTC and codify that digital assets that meet the definition of a commodity, such as bitcoin and ether, would be regulated by the CFTC.

In 2023, Congress continued to consider several stand-alone digital asset bills, including a formal process to determine when digital assets will be treated as either securities to be regulated by the SEC or commodities under the purview of the CFTC, what type of federal/state regulatory regime will exist for payment stablecoins and how the BSA will apply to digital asset providers. The Financial Innovation and Technology for the 21st Century Act (“FIT21”) advanced through the United States House of Representatives in a vote along bipartisan lines.

FIT21 would require the SEC and the CFTC to jointly issue rules or guidance that would outline their process in delisting a digital asset that they deem inconsistent with the CEA, federal securities laws and FIT21. The bill, in part, would also provide a certification process for blockchains to be recognized as decentralized, which would allow the SEC to challenge claims made by token issuers about meeting the outlined standards.

Legislative efforts have also focused on setting criteria for stablecoin issuers and what rules will govern redeemability and collateral. The Clarity for Payment Stablecoins Act of 2023, as introduced by House Finance Committee Chair Patrick McHenry (the “McHenry Bill”), would make it unlawful for any entity other than a permitted payment stablecoin issuer to issue a payment stablecoin. The McHenry Bill would establish bank-like regulation and supervision for federal qualified nonbank payment stablecoin issuers. These requirements include capital, liquidity and risk management requirements, application of the BSA and the Gramm-Leach-Bliley Act’s customer privacy requirements, certain activities limits, and broad supervision and enforcement authority. The McHenry Bill would grant state regulators primary supervision, examination and enforcement authority over state stablecoin issuers, leaving the Federal Reserve Board with secondary, backup enforcement authority for “exigent” circumstances. The McHenry Bill would also amend the Investment Advisers Act of 1940 (the “Advisers Act”), the 1940 Act, the 1933 Act, the Exchange Act and the Securities Investor Protection Act of 1970 to specify that payment stablecoins are not securities for purposes of those federal securities laws. In February 2025, Sen. Bill Hagerty introduced the Guiding and Establishing National Innovation for U.S. Stablecoins of 2025 Act – the GENIUS Act – cosponsored by Senate Banking Chair Tim Scott and Sens. Kirsten Gillibrand and Cynthia Lummis, which would establish a U.S. regulatory framework for payment stablecoins. The GENIUS Act was passed by the U.S. Senate in June 2025 and by the U.S. House of Representatives in July 2025. It was signed into law by President Trump in July 2025. Like the McHenry Bill, the GENIUS Act provides for a regulatory framework where payment stablecoin issuers may be either a subsidiary of an insured bank, an uninsured depository institution or trust bank, or a nonbank, and primarily regulated at either the federal or state level. It also provides for stablecoin reserve requirements and require bank-like regulation for both bank and nonbank stablecoin issuers.

Several other bills have advanced through Congress to curb digital assets as a payment gateway for illicit activity and money laundering. The “Blockchain Regulatory Clarity Act” would provide clarity to the regulatory classification of digital assets, providing market certainty for innovators and clear jurisdictional boundaries for regulators by affirming that blockchain developers and other related service providers that do not custody customer funds are not money transmitters. The “Financial Technology Protection Act,” another bipartisan measure, would set up an independent Financial Technology Working Group to combat terrorism and illicit financing in digital assets. The “Blockchain Regulatory Certainty Act” aims to protect certain blockchain platforms from being designated as money-services businesses. Both acts advanced through the House with bipartisan support.

In a similar effort to prevent money laundering and stop digital asset-facilitated crime and sanctions violations, bipartisan legislation was introduced to require DeFi services to meet the same anti-money laundering and economic sanctions compliance obligations as other financial companies. DeFi generally refers to applications that facilitate peer-to-peer financial transactions that are recorded on blockchains. By design, DeFi provides anonymity, which can allow malicious and criminal actors to evade traditional financial regulatory tools. Noting that transparency and sensible rules are vital for protecting the financial system from crime, the “Crypto-Asset National Security Enhancement and Enforcement (‘CANSEE’) Act” was introduced. The CANSEE Act would end special treatment for DeFi by applying the same national security laws that apply to banks and securities brokers, casinos and pawn shops, and other digital asset companies like centralized trading platforms. DeFi services would be forced to meet basic obligations, most notably to maintain anti-money laundering programs, conduct due diligence on their customers, and report suspicious transactions to FinCEN.

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cybersecurity, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of Dogecoin and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

The transparency of blockchains has in the past facilitated investigations by law enforcement agencies. However, certain privacy-enhancing features have been or are expected to be introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction histories. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

In addition, a determination that Dogecoin is offered or sold as a security under U.S. or foreign law could adversely affect an investment in the Trust.

The future activities of the Service Provider could cause the SEC or a court to consider transactions in Dogecoin to be subject to the federal securities laws.

To the extent the Service Provider or its affiliates take any actions to develop or add value to the Dogecoin Blockchain or that have the effect of driving up the value or price of Dogecoin, or undertake marketing or publicity efforts in relation to such further efforts, the SEC or one or more courts may take the view that such actions require the application of the federal securities laws to one or more transactions in Dogecoin. For instance, pursuant to the Support Services Agreement, the Service Provider has agreed to provide research, data, operational services to the Trust. The Service Provider’s marketing services include introducing and assisting in meetings with the Service Provider’s existing service providers and relationships for the provision of marketing, distribution and sales services; consulting on marketing efforts; consulting on the development and execution of ongoing sales and marketing strategy; and marketing support. Moreover, the Service Provider and/or its affiliates may engage in general promotional activities or provide support to the Dogecoin Blockchain community, which could indirectly influence the value or price of Dogecoin. If the SEC or one or more courts determine that such actions require the application of federal securities laws, the Trust could face regulatory and legal risks, including increased compliance costs, potential enforcement actions, and restrictions on its operations. These risks could adversely affect the Trust’s operations, the value of the Shares, and the ability of the Trust to achieve its investment objective.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the 1940 Act or commodity pools under the CEA.

The 1940 Act establishes a comprehensive federal regulatory framework for investment companies. Regulation of investment companies under the 1940 Act is designed to, among other things: prevent insiders from managing the companies to their benefit and to the detriment of public investors; prevent the inequitable or discriminate issuance of investment company securities and prevent the use of unsound or misleading methods of computing asset values. For example, registered investment companies subject to the 1940 Act must have a board of directors, a certain minimum percentage of whom must be independent (generally, at least a majority). Further, after an initial two-year period, such registered investment companies’ advisory and sub-advisory contracts must be annually reapproved by a majority of (1) the entire board of directors and (2) the independent directors. Additionally, such registered investment companies are subject to prohibitions and restrictions on transactions with their affiliates and required to maintain fund assets with special types of custodians (generally, banks or broker-dealers). Moreover, such registered investment companies are subject to significant limits on the use of leverage, as well as limits on the form of capital structure and the types of securities a registered fund can issue.

The Trust is not registered as an investment company under the 1940 Act, and the Sponsor believes that the Trust is not permitted or required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

Future and current laws and regulations by a United States or foreign government or quasi-governmental agencies could have an adverse effect on an investment in the Trust.

The regulation of Dogecoin and related products and services continues to evolve, may take many different forms and will, therefore, impact Dogecoin and its usage in a variety of manners. The inconsistent, unpredictable, and sometimes conflicting regulatory landscape may make it more difficult for Dogecoin businesses to provide services, which may impede the growth of the Dogecoin economy and have an adverse effect on consumer adoption of Dogecoin. There is a possibility of future regulatory change altering, perhaps to a material extent, the nature of an investment in the Trust or the ability of the Trust to continue to operate. Additionally, changes to current regulatory determinations of Dogecoin’s status as not being offered or sold as a security, changes to regulations surrounding digital asset futures or derivative or other related products, or actions by a United States or foreign government or quasi-governmental agencies exerting regulatory authority over Dogecoin, the Dogecoin Blockchain, Dogecoin trading, or related activities impacting other parts of the digital asset market, may adversely impact Dogecoin and therefore may have an adverse effect on the value of your investment in the Trust.

The legal status of Dogecoin and other digital assets varies substantially from country to country. In many countries, the legal status of Dogecoin is still undefined or changing. Some countries have deemed the usage of certain digital assets illegal. Other countries have banned digital assets or securities or derivatives in respect to them (including for certain categories of investors), banned the local banks from working with digital assets or have restricted digital assets in other ways. For example, Dogecoin and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions, such as the European Union, China, the United Kingdom, Australia, Russia, Israel, Poland, India and Canada. In some countries, such as the United States, different government agencies define digital assets differently, leading to further regulatory conflict and uncertainty.

In addition, cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including Dogecoin. The effect of any existing regulation or future regulatory change on the Trust or Dogecoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares.

If the CFTC determines that Dogecoin is a “commodity” under the CEA and the rules thereunder, it may have jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for Dogecoin. The CFTC may pursue enforcement actions relating to fraud and manipulation involving Dogecoin and Dogecoin markets. Beyond instances of fraud or manipulation, the CFTC generally would not oversee cash or spot market exchanges or transactions involving Dogecoin that do not use collateral, leverage, or financing.

Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect Dogecoin, particularly with respect to Dogecoin spot markets, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Countries may, in the future, explicitly restrict, outlaw or curtail the acquisition, use, trade or redemption of Dogecoin. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Dogecoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Dogecoin economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of Dogecoin, and, in turn, the value of the Shares.

Any change in regulation in any particular jurisdiction may impact the supply and demand of that specific jurisdiction and other jurisdictions due to the global network of exchanges for Dogecoin, as well as composite prices used to calculate the underlying value of the Trust’s Dogecoin, as such data sources span multiple jurisdictions.

Future legal or regulatory developments may negatively affect the value of Dogecoin or require the Trust or the Sponsor to become registered with the SEC or CFTC, which may cause the Trust to incur unforeseen expenses or liquidate.

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which Dogecoin are treated for classification and clearing purposes. In particular, although Dogecoin is currently understood to be a commodity when transacted on a spot basis, Dogecoin itself in the future might be classified by the CFTC as a “commodity interest” under the CEA, subjecting all transactions in Dogecoin to full CFTC regulatory jurisdiction. Alternatively, in the future Dogecoin might be classified by the SEC or one or more federal courts as being offered or sold as a “security” under U.S. federal securities laws. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. In particular, the Trust may be required to rapidly unwind its entire position in Dogecoin at potentially unfavorable prices and potentially terminate, in the event that transactions of Dogecoin were determined to fall under the definition of being offered or sold as securities under U.S. securities laws. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders. As of the date of this Annual Report on Form 10-K, the Sponsor is not aware of any rules that have been proposed to regulate Dogecoin as a commodity interest or as being offered or sold as a security.

To the extent that Dogecoin is determined to be offered or sold as a security, the Trust and the Sponsor may also be subject to additional regulatory requirements, including under the 1940 Act, and the Sponsor may be required to register as an investment adviser under the Advisers Act. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s Dogecoin at a time that is disadvantageous to Shareholders. Alternatively, compliance with these requirements could result in additional expenses to the Trust or significantly limit the ability of the Trust to pursue its investment objective.

 To the extent that Dogecoin is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading advisor with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor and/or the Trust determines not to comply with such additional regulatory and registration requirements, the Sponsor may terminate the Trust. Any such termination could result in the liquidation of the Trust’s Dogecoin at a time that is disadvantageous to Shareholders.

The SEC has recently proposed rule changes amending and redesignating rule 206(4)-2 under the Advisers Act (the “Custody Rule”). The proposed “Safeguarding Rule” would amend the definition of a “qualified custodian” under the Custody Rule and expand the scope of the Custody Rule to cover all digital assets, including Dogecoin, and related advisory activities. If enacted as proposed, these rule changes would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including Dogecoin. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the Dogecoin Custodians. It is possible that such amendments, if adopted, could prevent the Dogecoin Custodians from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the Dogecoin Custodians currently play, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of Dogecoin) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected. Further, the proposed amendments could have a severe negative impact on the price of Dogecoin and therefore the value of the Shares if enacted, by, among other things, making it more difficult for investors to gain access to Dogecoin, or causing certain holders of Dogecoin to sell their holdings.

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the BSA, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participants to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYDFS’ BitLicense regulation.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If the Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will receive them in a timely manner. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm the reputation of the Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity in a timely manner. The Authorized Participants may also instead decide to terminate their roles as Authorized Participants of the Trust, or the Sponsor may decide to terminate the Trust. Termination by the Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any termination of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

Tax Risk

The ongoing activities of the Trust may generate tax liabilities for Shareholders.

It is expected that each Shareholder will include in the computation of their taxable income their proportionate share of the taxable income and expenses of the Trust, including gains and losses realized in connection with the use or sale of Dogecoin to pay Trust expenses or facilitate redemption transactions. The Trust does not expect to make quarterly distributions to Shareholders and accordingly any tax liability that a Shareholder incurs as a result of holding Shares will need to be satisfied from some other source of funds. If a Shareholder sells Shares in order to raise funds to satisfy such a tax liability, the sale itself may generate additional taxable gain or loss.

The tax treatment of Dogecoin and transactions involving Dogecoin for United States federal income tax purposes may change.

Under current IRS guidance, Dogecoin is treated as property, not as currency, for U.S. federal income tax purposes and transactions involving payment in Dogecoin in return for goods and services are treated as barter exchanges. Such exchanges result in capital gain or loss measured by the difference between the price at which Dogecoin is exchanged and the taxpayer’s basis in the Dogecoin. However, because Dogecoin is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in Dogecoin or in transactions relating to investments in Dogecoin may change from that described in this Annual Report on Form 10-K, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of Dogecoin may have a negative effect on prices of Dogecoin and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving Dogecoin. In addition, the IRS and U.S. Treasury Department have promulgated final Treasury regulations regarding the tax information reporting rules for digital asset transactions. While the U.S. Treasury Department and the IRS have started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in Dogecoin or in transactions relating to investments in Dogecoin is unknown. Moreover, future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes.

Investors should consult their personal tax advisors before making any decision to purchase the Shares of the Trust. Additionally, the tax considerations contained herein are in summary form and may not be used as the sole basis for the decision to invest in the Shares from a tax perspective, since the individual situation of each investor must also be taken into account. Accordingly, the considerations regarding taxation contained herein do not constitute any sort of material information or tax advice nor are they in any way to be construed as a representation or warranty with respect to specific tax consequences.

The tax treatment of Dogecoin and transactions involving Dogecoin for state and local tax purposes is not settled.

Because Dogecoin is a new technological innovation, the tax treatment of Dogecoin for state and local tax purposes, including without limitation state and local income and sales and use taxes, is not settled. It is uncertain what guidance, if any, on the treatment of Dogecoin for state and local tax purposes may be issued in the future. A state or local government authority’s treatment of Dogecoin may have negative consequences, including the imposition of a greater tax burden on investors in Dogecoin or the imposition of a greater cost on the acquisition and disposition of Dogecoin generally. Moreover, it cannot be ruled out that the tax treatment by tax authorities and courts could be interpreted differently or could be subject to changes in the future. Any such treatment may have a negative effect on prices of Dogecoin and may adversely affect the value of the Shares.

The taxation of Dogecoin and associated companies can vary significantly by jurisdiction and is subject to risk of significant revision. Such revision, or the application of new tax schemes or taxation in additional jurisdictions, may adversely impact the Trust’s performance. Before making a decision to invest in the Trust, investors should consult their local tax advisor on taxation.

A hard “fork” of the Dogecoin Blockchain could result in Shareholders incurring a tax liability.

The Trust intends to disclaim any digital assets created by a fork of the Dogecoin Blockchain. Although in certain circumstances the Sponsor may claim or receive new digital assets created by such a fork and use good faith efforts to make those digital assets (or at the Sponsor’s discretion, the proceeds thereof) available to Shareholders as of the record date of the fork, there can be no assurance that the Sponsor will do so. Therefore, if a fork of the Dogecoin Blockchain results in holders of Dogecoin receiving a new digital asset of value, the Trust and the Shareholders may not participate in that value.

If a hard fork occurs in the Dogecoin Blockchain and the Trust claims the new forked asset, the Trust could hold both the original Dogecoin and the new “forked” asset. Under current IRS guidance, a hard fork resulting in the receipt of new units of a digital asset is a taxable event giving rise to ordinary income equal to the value of the new digital asset. The Trust Agreement will require that, if such a transaction occurs, the Trust will as soon as possible direct the Dogecoin Custodians to distribute the new forked asset in-kind to the Sponsor, as agent for the Shareholders, and the Sponsor will arrange to sell the new forked asset and for the proceeds to be distributed to the Shareholders. Such a sale will give rise to gain or loss, for U.S. federal income tax purposes, if the amount realized on the sale differs from the value of the new forked asset at the time it was received by the Trust. A hard fork may therefore give rise to additional tax liabilities for Shareholders.

The intended tax treatment of the Trust will limit the flexibility of the Trust’s investment decisions.

The Trust is intended to be a grantor trust for U.S. federal income tax purposes. A grantor trust is not permitted to vary the investment portfolio of the Shareholders to take advantage of market fluctuations. Thus, the Sponsor may allow the Trust to hold when an actively managed fund would sell. The Sponsor may distribute proceeds when an actively managed fund would reinvest the proceeds. In addition, a fund treated as a grantor trust may not participate in trading or lending activity without raising a risk of change in status. This means that the returns of the Trust may be less than a successfully actively managed fund.

Other Risks

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

The Trust’s Shares are expected to be listed for trading on the Exchange under the market symbol “TDOG”. Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts or pauses caused by extraordinary market volatility pursuant to “circuit breaker” rules and/or “limit up/limit down” rules that require trading to be halted or paused for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the Shares.

In the event that one or more Authorized Participants or market makers that have substantial interests in the Trust’s Shares withdraw or “step away” from participation in the purchase (creation) or sale (redemption) of the Trust’s Shares, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in Shareholders incurring a loss on their investment.

The market infrastructure of the Dogecoin spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust, which would affect the liquidity of the Shares in the secondary market and make it difficult to dispose of Shares.

Dogecoin is extremely volatile, and concerns exist about the stability, reliability and robustness of many spot markets where Dogecoin trade. In a highly volatile market, or if one or more spot markets supporting the Dogecoin market faces an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor and the Service Provider will be able to find an Authorized Participant to actively and continuously support the Trust.

Shareholders that are not Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares.

Only Authorized Participants may create or redeem Baskets. All other Shareholders that desire to purchase or sell Shares must do so through the Exchange or in other markets, if any, in which the Shares may be traded. Shares may trade at a premium or discount to the NAV per Share or the Principal Market NAV per Share.

The Sponsor and the Service Provider each rely heavily on key personnel. The departure of any such key personnel could negatively impact the Trust’s operations and adversely impact an investment in the Trust.

The Sponsor and the Service Provider each rely heavily on key personnel to manage its activities. These key personnel intend to allocate their time managing the Trust in a manner that they deem appropriate. If such key personnel were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of the Sponsor or the Service Provider, as applicable.

Shareholders have no right or power to take part in the management of the Trust. Accordingly, no investor should purchase Shares unless such investor is willing to entrust all aspects of the management of the Trust to the Trustee, the Sponsor and the Service Provider.

In addition, certain personnel performing services on behalf of the Sponsor or the Service Provider will be shared with the respective affiliates of the Sponsor and the Service Provider, including with respect to execution, Trust operations and legal, regulatory and tax oversight. Such individuals will devote a small percentage of their time to those activities.

Additionally, there can be no assurance that all of the personnel who provide services to the Trust will continue to be associated with the Trust for any length of time. The loss of the services of one or more such individuals could have an adverse impact on the Trust’s ability to realize its investment objective.

The Trust is new, and if it is not profitable, the Trust may terminate and liquidate at a time that is disadvantageous to Shareholders.

The Trust is new. If the Trust does not attract sufficient assets to remain open (such as, for example, where the current and anticipated total assets of the Trust relative to the current and anticipated total expenses of the Trust would make continued operation of the Trust impracticable), then the Trust could be terminated and liquidated at the direction of the Sponsor (or required to do so because it is delisted by the Exchange). Termination and liquidation of the Trust could occur at a time that is disadvantageous to Shareholders. When the Trust’s assets are sold as part of the Trust’s liquidation, the resulting proceeds distributed to Shareholders may be less than those that may be realized in a sale outside of a liquidation context.

Shareholders do not have the rights enjoyed by investors in certain other vehicles and may be adversely affected by a lack of statutory rights and by limited voting and distribution rights.

The Shares have limited voting and distribution rights. For example, Shareholders do not have the right to elect directors, the Trust may enact splits or reverse splits without Shareholder approval, and the Trust is not required to pay regular distributions, although the Trust may pay distributions at the discretion of the Sponsor.

The exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Trust Agreement may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Trust Agreement provides that the courts of the state of Maryland and any federal courts located in Maryland will be the exclusive jurisdiction for any claims, suits, actions or proceedings. However, pursuant to the Trust Agreement, this shall not apply to causes of actions for violations of U.S. federal or state securities laws. Section 22 of the 1933 Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the 1933 Act or the rules and regulations thereunder. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the state of Maryland and any federal courts located in Maryland is an inconvenient venue or is otherwise inappropriate. As such, a Shareholder could be required to litigate a matter relating to the Trust in a Maryland court, even if that court may otherwise be inconvenient for the Shareholder.

The Trust Agreement also waives the right to trial by jury in any such claim, suit, action or proceeding, provided that causes of actions for violations of the Exchange Act or the 1933 Act will not be governed by the waiver of the right to trial by jury provision of the Trust Agreement. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

Shareholders may be adversely affected by creation or redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the redemption or purchase settlement date, for (1) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of a significant technical failure, power outage, or network error), or (2) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the total deposit required to create each Basket (“Creation Basket Deposit”) would have certain adverse tax consequences to the Trust or its Shareholders). In addition, the Trust may reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

Shareholders may be adversely affected by an overstatement or understatement of the NAV or the Principal Market NAV calculation of the Trust due to the valuation methodology employed on the date of the NAV or the Principal Market NAV calculation.

The value established by using the Pricing Benchmark may be different from what would be produced through the use of another methodology. Dogecoin valued using techniques other than those employed by the Pricing Benchmark, including Dogecoin investments that are “fair valued,” may differ from the value established by the Pricing Benchmark.

Shareholders may be adversely affected by the amendment of the Trust Agreement without shareholder consent.

Subject to certain exceptions set forth in the Trust Agreement, the Trust Agreement can be amended by the Sponsor in its sole discretion and without the shareholders’ consent by making an amendment, an agreement supplemental to the Trust Agreement, or an amended and restated trust agreement, which amendments may materially adversely affect the interests of the Shareholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity

The Trust, through the Sponsor, has established procedures to manage significant cybersecurity risks. The Trust’s operations depend on the systems of the Sponsor and other third-party providers. The Sponsor manages the Trust’s day-to-day operations and has implemented a cybersecurity program that applies to the Trust and its operations.

Cybersecurity Program Overview

The Sponsor has developed a cybersecurity program to manage cyber risks relevant to the Trust. This program includes risk assessments, security measures, and continuous monitoring of systems and networks. The Sponsor proactively identifies significant risks from new and evolving cybersecurity threats.

The Trust relies on the Sponsor to engage external experts, such as cybersecurity assessors, consultants, and compliance professionals, to review the cybersecurity measures and risk management processes. These third parties are engaged on an as-needed basis, with some hired on an ongoing basis as managed service providers.

The Trust relies on the Sponsor’s risk management program, which includes cyber risk assessments. These processes have been integrated into the Sponsor’s overall risk management system.

The Trust engages various third parties to support its operations. The Trust relies on the Sponsor’s expertise in risk management, legal, information technology, and compliance when managing risks from cybersecurity threats associated with these entities. Prior to engaging a key service provider, the Sponsor conducts a due diligence process.

The Sponsor has adopted a cybersecurity strategy focused around a Zero Trust Network model throughout the entire operational environment, operating on the premise that no entity, system or service provider within the Sponsor’s IT security perimeter can be inherently trusted. The Sponsor actively monitors its cybersecurity risks and has appointed an internal Cybersecurity Lead and partners with an outside service provider responsible for system monitoring and alerting.

In addition, the Sponsor enforces stringent security requirements for storage devices and applications, including encryption at rest, full user activity tracking, and secure sharing of client data. The Sponsor’s email environment is further fortified with dual factor authentication and other security measures. The Sponsor requires both two-factor and at rest encryption on all systems. The Sponsor requires through its compliance and cybersecurity policy that all system breaches detected by an employee are immediately escalated to the Chief Compliance Officer and Head of Legal.

The Sponsor also has several archival systems in place to monitor compliance. The Sponsor relies on a trusted firewall to manage and safeguard the Sponsor’s network. Furthermore, the Sponsor conducts regular reviews on third parties to ensure they have policies in place that are designed to prevent information security lapses or breaches.

Board Oversight of Cybersecurity Risks

The Sponsor does not have a board of directors, but rather, the board of directors (the “Board”) of 21co Holdings Limited (formerly known as Amun Holdings Limited) provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board relies upon the Parent Company’s Risk Committee for cybersecurity risk governance. The Parent Company’s Risk Committee receives periodic updates regarding the overall state of the Sponsor’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Trust.

Management’s Role in Assessing & Managing Material Risks from Cybersecurity Threats

The Sponsor’s management, including the Sponsor’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The Sponsor’s CCO approves all changes to the cybersecurity policy. The Sponsor relies on its full-service compliance partner to stay updated on all SEC rules and regulations and to recommend changes in the compliance policies when necessary. Management of the Sponsor is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Trust, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Sponsor. The Head of Legal and CCO would receive notifications of a cybersecurity incident that impacts a service provider of the Trust.

The Trust has an Incident Response Plan and Business Continuity/Disaster Recovery Plan, which it relies on the Sponsor’s plans. The CCO of the Sponsor is responsible for determining whether a cybersecurity incident is material to the Trust. Pursuant to the Sponsor’s policies and procedures, an internal team at the Sponsor is tasked with investigating all reported and suspected security breaches. The Sponsor is required to provide the required notifications without unreasonable delay after the discovery of a breach.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Trust is assessed on an ongoing basis, and how such risks could materially affect the Trust’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Trust has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Trust believes have materially affected, or are reasonably likely to materially affect, the Trust, including its business strategy, operational results, and financial condition.

Item 2. Properties

None.

Item 3. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of September 30, 2025, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares are listed on the Exchange under the symbol “TDOG” and have been listed since January 22, 2026.

Holders

As of December 31, 2025, there were no DTC participating shareholders of record of the Trust.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

On September 17, 2025, the Sponsor, in its capacity as the Seed Capital Investor, subject to conditions, purchased the initial Seed Shares comprising 2 Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of these Initial Seed Shares were $100. Such sale was made in a private placement exempt from registration in reliance on Section 4(a)(2) of the Securities Act in a transaction by an issuer not involving a public offering. Delivery of the Initial Seed Shares was made on September 17, 2025.

Proceeds received by the Trust from the issuance of Baskets consist of Dogecoin. Such deposits are held by the Custodians on behalf of the Trust until (i) delivered out in connection with redemptions of Baskets; or (ii) transferred or sold by the Sponsor, which may be facilitated by the Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor.

The Trust does not purchase Shares directly from its Shareholders. In connection with the Trust’s redemption of Creation Baskets held by Authorized Participants, the Trust did not redeem any Creation Baskets during the period from September 17, 2025 (date of initial seed) through September 30, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
September 17, 2025 (date of initial seed) – September 30, 2025	0	N/A	N/A

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 15 of Part IV of this annual report on Form 10-K (this “Form 10-K”). This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

Organization and Trust Overview

The Trust is a Maryland statutory trust, formed on April 1, 2025 pursuant to the Maryland Statutory Trust Act (“MSTA”).  The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). The Trust is not registered as an investment company under the 1940 Act and is not a commodity pool for purposes of the CEA. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited (formerly known as Amun Holdings Limited). The ultimate parent company of 21co Holdings Limited is FalconX. The Sponsor is not subject to regulation by the CFTC as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues common shares of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under the ticker symbol “TDOG”.

The Trust’s investment objective is to seek to track the performance of Dogecoin, as measured by the performance of the CF Dogecoin-Dollar US Settlement Price Index (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities. The Pricing Benchmark is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”) based on an aggregation of executed trade flow of major Dogecoin trading platforms (“Constituent Exchanges”). CF Benchmarks Ltd. is the administrator for the Pricing Benchmark. The Pricing Benchmark is designed to reflect the performance of Dogecoin in U.S. dollars. In seeking to achieve its investment objective, the Trust will hold Dogecoin and will value its Shares daily based on the Pricing Benchmark. 21Shares US LLC (the “Sponsor”) is the sponsor of the Trust, Wilmington Trust, N.A. (the “Trustee”) is the trustee of the Trust, and Coinbase Custody Trust Company, LLC (the “Coinbase Custodian”), Anchorage Digital Bank N.A. (the “Anchorage Custodian”) and BitGo Bank & Trust, N.A., (the “BitGo Custodian” and together with the Coinbase Custodian and the Anchorage Custodian, the “Dogecoin Custodians”) are the Dogecoin custodians for the Trust and will hold all of the Trust’s Dogecoin on the Trust’s behalf (the custodial services agreements with each of the Dogecoin Custodians are collectively referred to herein as the “Custodial Services Agreements”). The Service Provider provides assistance to the Trust and the Sponsor with certain functions and duties related to marketing, including marketing, licensing, strategy and related services. The Trust holds Dogecoin at the Dogecoin Custodians and values its Shares daily based on the Pricing Benchmark. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Dogecoin held by the Trust.

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

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or Dogecoin. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TDOG”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

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

Computation of Net Asset Value

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each day other than a day when the Exchange is closed for regular trading (a “Business Day”) and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator will calculate the price of the Dogecoin held by the Trust as of 4:00 p.m. ET on such day. The Administrator will also calculate the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

NAV and NAV per Share are not measures calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are not intended as substitute for Principal Market and Principal Market NAV per Share, respectively.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash and investment valuation. There were no material estimates involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition used in the preparation of the financial statements. In addition, please refer to Note 2 to the Financial Statements included in this Annual Report on Form 10-K for further discussion of the Trust’s accounting policies.

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

Results of Operations

For the period September 17, 2025 (date of initial seed) through September 30, 2025*

The Trust’s net asset value increased to $100 on September 30, 2025, due to the sale of Initial Seed Shares on September 17, 2025 (date of initial seed).

*	No prior year comparative period has been provided as this is the first year of the Trust’s operations.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.50% of the Trust’s NAV. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by Administrator, the Custodians, Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the period from September 17, 2025 (date of initial seed) through September 30, 2025.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Exemption from Management’s Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) during the period September 17, 2025 (date of initial seed) through September 30, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Trust does not have any directors, officers, or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Russell Barlow is CEO of the Sponsor, Duncan Moir is President of the Sponsor, Edel Bashir is Chief Operating Officer of the Sponsor and Andres Valencia is the Executive Vice President of Investment Management for the Sponsor.

Mr. Russell Barlow, 51, has been the Chief Executive Officer of the Sponsor since March 2025, contributing more than 25 years of expertise in regulated asset management. Previously, Russell was the Global Head of Multi Asset and Alternative Investment Solutions and Global Head of Alternative Investment Solutions at abrdn plc, a global investment company (“abrdn”). Over the course of his career, he has designed, launched and managed a wide range of investment products. Additionally, Russell has held a position as a Non-Executive Director at Archax, the UK’s first FCA-regulated digital asset exchange.

Mr. Duncan Moir, 40, has been the President of the Sponsor since March 2025, with deep expertise in crypto and blockchain strategy. Previously, Duncan was a Senior Investment Manager at abrdn. He is an independent board member of Hedera Hashgraph LLC and an advisor to Web3 companies. A University of Strathclyde graduate with a BA (Hons) in Economics, he is also a CFA and CAIA charterholder.

Ms. Edel Bashir, 46, has been the Chief Operating Officer of the Sponsor since March 2025, with over 20 years of experience in asset management. Previously, Edel was the COO of Multi Asset and Alternative Investment Solutions, COO of Alternatives and a Senior Investment Manager at abrdn. Her expertise includes operation strategy, portfolio management, and hedge fund research. A graduate of University College Cork, Ireland with a BSc in Finance, she has held senior roles across Bermuda, Dublin and Boston.

Mr. Andres Valencia, 38, is the Executive Vice President of Investment Management at the Sponsor and a member of the Executive Committee. Before Andres joined the Sponsor in June 2021, he was a VP of Operations at JPMorgan as part of the Beta Strategies Group and helped launch and build the company’s ETF business. Andres has over ten years of experience managing ETFs. Andres started his career in Asset Servicing at Bank of New York Mellon covering commodity and currency ETFs.

The Trust does not have a code of ethics as it does not have any directors, officers, or employees.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Principal Executive Officer and Principal Financial Officer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Sponsor’s Policies are in place and require that the Sponsor eliminate, mitigate, or otherwise disclose conflicts of interest. Additionally, the Sponsor has adopted policies and procedures requiring that certain applicable personnel pre-clear personal trading activity in which Dogecoin is the referenced asset. The Sponsor has also implemented an Information Barrier Policy restricting certain applicable personnel from obtaining sensitive information. The Sponsor believes that these controls are reasonably designed to mitigate the risk of conflicts of interest and other impermissible activity. The Code of Ethics is available on request, free of charge, by writing the Sponsor at etf@21shares.com or calling the Sponsor at (646) 370-6016.

Insider Trading Policy

The Trust does not have an insider trading policy as it does not have any directors, officers, or employees.

The Sponsor has adopted an insider trading policy applicable to the Sponsor’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

Item 11. Executive Compensation

The Trust does not have directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

There are no persons known by the Trust to own directly or indirectly beneficially more than 5% of the outstanding Shares of the Trust as of March 13, 2026.

Security Ownership of Management

The Trust does not have directors or executive officers.

Change in Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Securities Authorized for Issuance under Equity Compensation Plans

The Trust has no securities authorized for issuance under equity compensation plans.

Item 13. Certain Relationships and Related Transactions

See Item 11.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Cohen & Company, Ltd., as paid by the Sponsor from the Sponsor Fee, for the period ended September 30, 2025 were:

2025
Audit fees	$15,650
Audit-related fees	$-
Tax fees	$-
All other fees	$-
Total	$15,650

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to Cohen & Company, Ltd. for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by Cohen & Company, Ltd. described above. The Sponsor pre-approved all audit services of the independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements on page F-1.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

No.	Exhibit Description
3.1	Trust Agreement(1)
3.2	Second Amended and Restated Trust Agreement(2)
3.3	Certificate of Trust(1)
3.4	Certificate of Amendment to Certificate of Trust(1)
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934(2)
10.1	Form of Sponsor Agreement(1)
10.2	Form of Authorized Participant Agreement (Type A)(1)
10.3	Form of Prime Broker Agreement(1)
10.4	Form of Coinbase Custody Agreement(1) (included as Exhibit A to Form of Prime Broker Agreement)
10.5	Form of Fund Administration and Accounting Agreement(1)
10.6	Form of Transfer Agency and Services Agreement(1)
10.7	Form of Benchmark Licensing Agreement(1)
10.8	Support Services Agreement(4)
10.9	Form of Marketing Agent Agreement(3)
10.10	Form of Cash Custody Agreement(1)
10.11	Audit Seed Subscription Agreement(1)
10.12	Initial Seed Creation Subscription Agreement(1)
10.13	Form of BitGo Custody Agreement(1)
10.14	Form of Anchorage Custody Agreement(1)
10.15	Form of Authorized Participant Agreement (Type B)(5)
19.1	Insider Trading Policies and Procedures(2)
23.1	Consent of Independent Registered Public Accounting Firm(2)
31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
97.1	Executive Officer Incentive-Based Compensation Clawback Policy(2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

(1)	Incorporated by reference to the Trust's Amendment No. 5 to Registration Statement on Form S-1, filed on December 2, 2025.

(2)	Filed herewith.

(3)	Incorporated by reference to the Trust's Amendment No. 4 to Registration Statement on Form S-1, filed on October 17, 2025.

(4)	Incorporated by reference to the Trust's Amendment No. 3 to Registration Statement on Form S-1, filed on September 10, 2025.

(5)	Incorporated by reference to the Trust's Amendment No. 6 to Registration Statement on Form S-1, filed on December 22, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

21Shares Dogecoin ETF (Registrant)

By: 21Shares US LLC, its Sponsor

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	March 13, 2026
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President (Principal Financial Officer and	March 13, 2026
Duncan Moir	Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title (Capacity)	Date

/s/ Russell Barlow	Chief Executive Officer	March 13, 2026
Russell Barlow	(Principal Executive Officer)

/s/ Duncan Moir	President (Principal Financial Officer and	March 13, 2026
Duncan Moir	Principal Accounting Officer)

21shares Dogecoin ETF

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholder of

21Shares Dogecoin ETF

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of 21Shares Dogecoin ETF (the “Trust”) as of September 30, 2025, and the related statement of changes in net assets, including the related notes, for the period September 17, 2025 (date of initial seed) through September 30, 2025 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of September 30, 2025, and the changes in its net assets for the period September 17, 2025 (date of initial seed) through September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and confirmation of cash owned as of September 30, 2025, by correspondence with the custodian. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2025.

/s/ Cohen & Company, Ltd.

COHEN & COMPANY, LTD.

Towson, Maryland

March 13, 2026

21SHARES DOGECOIN ETF

STATEMENT OF ASSETS AND LIABILITIES*

September 30, 2025
Assets
Cash	$100
Total assets	100

Liabilities

Total liabilities	$-
Commitments and contingent liabilities (Note 7)
Net assets	$100

Net assets consist of
Paid-in-capital	$100
$100

Shares issued and outstanding, no par value, unlimited amount authorized	2
Net asset value per share	$50.00

*	No prior comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the financial statements.

21Shares DOGECOIN ETF

STATEMENT OF CHANGES IN NET ASSETS

For the period September 17, 2025 (date of initial seed) through September 30, 2025*

Net assets, beginning of period	$–
Contributions for Shares issued	100
Distributions for Shares redeemed	–

Net investment loss	–
Net change in unrealized gain on other payable, related party	–
Net change in unrealized depreciation on investment in Dogecoin	–
Net assets, end of period	$100

Shares issued and redeemed
Shares issued	2
Shares redeemed	–
Net increase (decrease) in Shares issued and outstanding	2

*	No prior comparative statement has been provided as this is the first fiscal year of the Trust’s operations.

The accompanying notes are an integral part of the financial statements.

21Shares Dogecoin ETF

Notes to Financial Statements

1.	Organization

The 21Shares Dogecoin ETF (the “Trust”) is a Maryland statutory trust, formed on April 1, 2025, pursuant to the Maryland Statutory Trust Act (“MSTA”). The Trust was initially registered with the name of Jura Pentium Trust 10. The Trust changed its name from Jura Pentium Trust 10 to 21Shares Dogecoin ETF on April 7, 2025. The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). Wilmington Trust, N.A., a Maryland trust company, is the trustee of the Trust (the “Trustee”). The Trust is managed and controlled by 21Shares US LLC (the “Sponsor”). The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of Jura Pentium Inc. In November 2025, 21co Holdings Limited, Jura Pentium Inc.’s former ultimate parent company, was acquired by FalconX Holdings Limited, which became the ultimate parent of Jura Pentium Inc. and the Sponsor. Coinbase Custody Trust Company, LLC (“Coinbase”), Anchorage Digital Bank N.A. (“Anchorage”), and BitGo Bank & Trust N.A. (“BitGo” and together with Coinbase and Anchorage, as the context may require, the “Custodian”, “Custodians” and each a “Custodian”) are the custodians for the Trust and hold all of the Trust’s Dogecoin on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon. The Trust is a passive investment vehicle that does not seek to generate returns beyond tracking the price of Dogecoin tokens, the native digital asset of the Dogecoin blockchain (“Dogecoin”). The Service Provider provides assistance to the Trust and the Sponsor with certain functions and duties related to marketing, including marketing, licensing, strategy and related services.

The Trust is an exchange-traded fund that issues common shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Nasdaq Stock Market LLC (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TDOG”.

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

On September 17, 2025, the Sponsor, in its capacity as the Seed Capital Investor, subject to conditions, purchased the Initial Seed Shares comprising 2 Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of these Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on September 17, 2025.

For the period September 17, 2025 (date of initial seed) through September 30, 2025, the Trust had no operations other than the initial seed capital transaction.

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

The Trust identifies and determines the Dogecoin principal market (or in the absence of a principal market, the most advantageous market) for GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820 – Fair Value Measurement. A principal market is the market with the greatest volume and activity level for the asset or liability. The determination of the principal market will be based on the market with the greatest volume and level of activity that can be accessed. The Trust obtains relevant volume and level of activity information and based on initial analysis will select an exchange market as the Trust’s principal market. The net asset value (“NAV”) and NAV per Share will be calculated using the fair value of Dogecoin based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for GAAP purposes. The Trust will update its principal market analysis periodically and as needed to the extent that events have occurred, or activities have changed in a manner that could change the Sponsor’s determination of the principal market.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

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

Calculation of Net Asset Value “NAV” and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. (Eastern Time), the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the Dogecoin and other assets held by the Trust. The Trustee computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Although not free from doubt due to the lack of directly governing authority, if the Trust operates as expected, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes and the Trust itself should not be subject to U.S. federal income tax. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions passed through to each beneficial owner of Shares. If the Trust sells Dogecoin (for example, to pay fees or expenses), such a sale is a taxable event to Shareholders. Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the Dogecoin held in the Trust at the time of the sale and may recognize gain or loss on such sale.

The Sponsor has reviewed the tax positions as of September 30, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s Annual Report on Form 10-K. The Chief Operating Decision Maker (“CODM”) is the Chief Financial Officer of the Sponsor. The Sponsor monitors the operating results of the Trust. The financial information that the Sponsor leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with the financial information that is presented within the Trust’s financial statement. Segment assets are reflected on the accompanying Statement of Assets and Liabilities as Total assets.

3.	Share Capital

On September 17, 2025, the Trust made a sale to the Sponsor, the Seed Capital Investor, of 2 Shares for $100 ($50.00 net asset value per share). The $100 is held at Bank of New York Mellon, the Cash Custodian and the Shares have been recorded by the Transfer Agent. The Seed Capital Investor will not receive from the Trust or any of its affiliates any fee or other compensation in connection with the initial seed investment.

4.	Trust Expenses

The Trust pays the unitary Sponsor Fee of 0.50% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement. Except for during periods in which the Sponsor Fee is being waived, Sponsor fee accrues daily and is payable in Dogecoin weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.50% annualized rate to the Trust’s NAV, and the amount of Dogecoin payable in respect of each daily accrual is determined by reference to the Pricing Benchmark.

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

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Dogecoin Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense if, among other reasons, the Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring expense of the Trust. The Trust shall not be responsible for paying any fees or expenses associated with the transfer of Dogecoin as needed to pay the Sponsor Fee or Additional Trust Expenses.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor will also pay the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only (other than in the case of the Initial Seed Shares) in blocks consisting of 10,000 Shares (a “Basket”) or multiples thereof on the NAV of the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

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

For the Period from September 17, 2025 (date of initial seeding) through September 30, 2025*
Activity in Capital Shares:
Shares issued	2
Shares redeemed	–
Net Change in Capital Shares	2

*	No prior year comparative period presented as this is the first fiscal year of the Trust’s operations.

For the Period from September 17, 2025 (date of initial seeding) through September 30, 2025*
Activity in Capital Transactions:
Contributions for shares issued	$100
Distributions for shares redeemed	–
Net Change in Capital Transactions	$100

*	No prior year comparative period presented as this is the first fiscal year of the Trust’s operations.

Dogecoin purchased payable represents the quantity of Dogecoin purchased for the creation of Shares where the Dogecoin has not yet settled. Generally, Dogecoin is transferred within two Business Days of the trade date. As of September 30, 2025, the Trust held $0 of Dogecoin in purchased payables.

Dogecoin sold receivable represents the quantity of Dogecoin sold for the redemption of Shares where the Dogecoin has not yet been settled. Generally, Dogecoin is transferred within two Business Days of the trade date. As of September 30, 2025, the Trust held $0 of Dogecoin in sold receivables.

6.	Related Parties

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

7.	Commitments and Contingent Liabilities

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

8.	Concentration Risk

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

9.	Indemnification

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

10.	Subsequent Events

On October 15, 2025, the Sponsor redeemed the 2 shares of common stock for $100.

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

On January 22, 2026, the Trust commenced operations and the Trust’s shares were listed for trading under the ticker symbol “TDOG” on the Nasdaq Stock Market LLC.

The Trust has evaluated subsequent events and transactions for potential recognition or disclosure through the date the financial statements were issued and has determined that there are no other material events that would require disclosure in the financial statements other than the items noted above.