Form 10-Q
period 2026-03-31
21Shares Dogecoin ETF
filed 2026-05-13
CIK 2064314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to____________

Commission File Number 001-43049

21Shares Dogecoin ETF

(Exact Name of Registrant as Specified in Its Charter)

Maryland	33-7038007
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

158 W. 27th Street

New York, New York 10001

(646) 370-6016

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of Beneficial Interest of 21Shares Dogecoin ETF	TDOG	The Nasdaq Stock Market LLC

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 190,000 outstanding shares as of May 11, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets and indexes that track such movements, the operations of 21Shares Dogecoin ETF (the “Trust”), the plans of 21Shares US LLC (the “Sponsor”), as the sponsor of the Trust, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor and House of Doge Inc., the corporate arm of the Dogecoin Foundation (the “Service Provider”), have made based on their perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s and the Service Provider’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor and the Service Provider anticipate to occur will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its common shares of beneficial interest (the “Shares”).

Should one or more of these risks discussed in “Risk Factors” herein or in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on March 16, 2026, for the period ended September 30, 2025 (the “Annual Report”), or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s and the Service Provider’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust, the Sponsor nor the Service Provider is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Moreover, neither the Trust, the Sponsor, nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are therefore cautioned against placing undue reliance on forward-looking statements.

Emerging Growth Company

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002; or (ii) comply with any new audit rules adopted by the Public Company Accounting Oversight Board after April 5, 2012, unless the U.S. Securities and Exchange Commission (“SEC”) determines otherwise.

The Trust will cease to be an “emerging growth company” upon the earliest of: (i) it having $1.235 billion or more in annual gross revenues, (ii) the date on which the Trust is deemed to be a “large accelerated filer” (iii) it issuing more than $1.0 billion of non-convertible debt over a three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

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

21Shares Dogecoin ETF

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES DOGECOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2026	September 30, 2025
	(Unaudited)
Assets
Investment in Dogecoin, at fair value (cost $2,490,237, and $0, respectively)	$1,855,639	$–
Cash	–	100
Total assets	1,855,639	100

Liabilities
Sponsor Fee payable	181	–
Total liabilities	181	–

Commitments and contingent liabilities (Note 8)
Net assets	$1,855,458	$100

Net assets consists of
Paid-in-capital	$2,492,151	$100
Accumulated earnings (loss)	(636,693)	–
	$1,855,458	$100

Shares issued and outstanding, no par value, unlimited amount authorized	100,000	2
Net asset value per share	$18.55	$50.00

The accompanying notes are an integral part of the financial statements.

21SHARES DOGECOIN ETF

SCHEDULE OF INVESTMENT

March 31, 2026* (Unaudited)

	Quantity of Dogecoin	Cost	Fair Value	% of Net Assets
Investment in Dogecoin	20,163,410.8951	$2,490,237	$1,855,639	100 .01%
Total investments	20,163,410.8951	$2,490,237	$1,855,639	100 .01%
Liabilities in excess of other assets			(181)	(0.01)%
Net assets			$1,855,458	100.00%

*	No prior comparative financial statements has been provided as the Trust did not hold investments in Dogecoin as of September 30, 2025.

The accompanying notes are an integral part of the financial statements.

21SHARES DOGECOIN ETF

STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2026*	Six Months Ended March 31, 2026*
	(Unaudited)	(Unaudited)
Expenses
Sponsor Fee	$1,735	$1,735
Total expenses	1,735	1,735
Net investment loss	(1,735)	(1,735)

Realized and change in unrealized gain (loss)
Net realized loss on investment in Dogecoin sold to pay Sponsor Fee	(507)	(507)
Net change in unrealized depreciation on investment in Dogecoin	(634,598)	(634,598)
Net change in unrealized gain on Sponsor Fee payable	147	147
Net realized and change in unrealized loss	(634,958)	(634,958)
Net decrease in net assets resulting from operations	$(636,693)	$(636,693)

*	No prior comparative financial statements have been provided as this is the first fiscal year of the Trust’s investment operations.

The accompanying notes are an integral part of the financial statements.

21SHARES DOGECOIN ETF

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended March 31, 2026*	Six Months Ended March 31, 2026*
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$-	$100
Contributions for Shares issued	2,492,151	2,492,151
Distributions for Shares redeemed	-	(100)
Net investment loss	(1,735)	(1,735)
Net realized loss on investment in Dogecoin sold to pay Sponsor Fee	(507)	(507)
Net change in unrealized depreciation on investment in Dogecoin	(634,598)	(634,598)
Net change in unrealized gain on Sponsor Fee payable	147	147
Net assets, end of period	$1,855,458	$1,855,458

Shares issued and redeemed
Shares issued	100,000	100,000
Shares redeemed	–	(2)
Net increase in Shares issued	100,000	99,998

*	No prior comparative financial statements have been provided as this is the first fiscal year of the Trust’s investment operations.

The accompanying notes are an integral part of the financial statements.

21Shares Dogecoin ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The 21Shares Dogecoin ETF (the “Trust”) is a Maryland statutory trust, formed on April 1, 2025, pursuant to the Maryland Statutory Trust Act (“MSTA”). The Trust operates pursuant to an Amended and Restated Trust Agreement (the “Trust Agreement”). Wilmington Trust, N.A., a Maryland trust company, is the trustee of the Trust (the “Trustee”). On April 7, 2025, the Trust’s sponsor, 21Shares US LLC (the “Sponsor”) caused a Certificate of Amendment to the Trust’s Certificate of Trust to be filed with the Secretary of the State of Maryland in order to change the name of the Trust from “Jura Pentium Trust 10” to “21Shares Dogecoin ETF”. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). Coinbase Custody Trust Company, LLC (“Coinbase”), Anchorage Digital Bank N.A. (“Anchorage”), and BitGo Bank & Trust, N.A. (“BitGo” and together with Coinbase and Anchorage, as the context may require, the “Dogecoin Custodian”, “Custodians” and each a “Dogecoin Custodian”) are the custodians for the Trust and hold all of the Trust’s Dogecoin tokens, the native digital asset of the Dogecoin blockchain (“Dogecoin”), on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund (“ETF”) that issues common shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Nasdaq Stock Market LLC (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TDOG”.

The Trust’s investment objective is to seek to track the performance of Dogecoin as measured by the performance of the CF Dogecoin-Dollar US Settlement Price Index (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to reflect the performance of Dogecoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds Dogecoin at its Custodians and values its Shares daily based on the Pricing Benchmark.

The Trust is an “emerging growth company” as that term is used in the Securities Act, and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

On September 17, 2025, the Sponsor, in its capacity as the seed capital investor (the “Seed Capital Investor”), subject to conditions, purchased two Shares at a per-Share price of $50.00 (the “Initial Seed Shares”). Total proceeds to the Trust from the sale of the Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on September 17, 2025. On October 15, 2025, the Sponsor redeemed the Initial Seed Shares for $100.

On January 21, 2026 (the “Seed Capital Purchase Date”), the Sponsor, in its capacity as Seed Capital Investor, purchased the initial Baskets comprising 60,000 Shares (the “Initial Seed Creation Baskets”) at a per-share price of $25.66. In its capacity as the Seed Capital Investor, the Sponsor has acted as a statutory underwriter in connection with such purchase. The total proceeds to the Trust from the sale of the Initial Seed Creation Baskets were $1,539,463. On January 21, 2026, the Trust purchased Dogecoin with the proceeds of the Initial Seed Creation Baskets by transacting with a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, a ” Dogecoin Counterparty”) to acquire Dogecoin on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. All Dogecoin acquired in connection with the Initial Seed Creation Baskets is held by one or more of the Dogecoin Custodians.

The statements of assets and liabilities and schedule of investment on March 31, 2026 and September 30, 2025, and the statements of operations, and changes in net assets for the three and six months ended March 31, 2026 have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the quarter ended March 31, 2026, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

The fiscal year-end of the Trust is September 30th.

2.	Significant Accounting Policies

Basis of Accounting

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”).

The Trust qualifies as an investment company solely for accounting purposes and not for any other purpose and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). The Trust uses fair value as its method of accounting for Dogecoin in accordance with its classification as an investment company for accounting purposes.

Accounting Estimates

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

The following table presents information about the Trust’s assets measured at fair value as of March 31, 2026 (Unaudited):

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2026 (Unaudited)*
Assets
Investment in Dogecoin	$1,855,639	$1,855,639	$–	$–

*	There was no Dogecoin holdings as of September 30, 2025.

The cost basis of the investment in Dogecoin recorded by the Trust for financial reporting purposes is the fair value of Dogecoin at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of Dogecoin for Share creations and the delivery of Dogecoin for Share redemptions or for payment of expenses in Dogecoin. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including redemption of shares and settling obligations for the Sponsor Fee in Dogecoin.

Calculation of NAV and NAV per Share

On each day other than when the Exchange is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET , the NAV of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the fair value of the Dogecoin and other assets held by the Trust based on the Pricing Benchmark price. The Administrator computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and will be treated as if it directly received a pro rata portion of the Trust’s income, gain, losses and deductions. If the Trust sells Dogecoin (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the Dogecoin held in the Trust at the time of the sale and recognizes gain or loss on such sale.

The Sponsor has reviewed the tax positions as of March 31, 2026 and September 30, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

Segment Reporting

The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer of the Sponsor. The CODM monitors the operating results of the Trust. The financial information that the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with the financial information that is presented within the Trust’s financial statements. Segment assets are reflected on the accompanying Statements of Assets and Liabilities as Total assets and the only significant segment expense, the Sponsor Fee, is included in the accompanying Statements of Operations.

3.	Fair Value of Dogecoin

The following represents the changes in quantity of Dogecoin and the fair value for the three months ended and six months ended March 31, 2026 (Unaudited)*:

	Quantity of Dogecoin	Fair Value
Beginning balance as of January 1, 2026	–	$–
Dogecoin purchased	20,178,910.8951	2,492,151
Dogecoin sold to pay Sponsor Fee	(15,500.0000)	(1,407)
Net realized loss on investment in Dogecoin sold to pay Sponsor Fee	–	(507)
Change in unrealized depreciation on investment in Dogecoin	–	(634,598)
Ending balance as of March 31, 2026	20,163,410.8951	$1,855,639

	Quantity of Dogecoin	Fair Value
Beginning balance as of October 1, 2025	–	$–
Dogecoin purchased	20,178,910.8951	2,492,151
Dogecoin sold to pay Sponsor Fee	(15,500.0000)	(1,407)
Net realized loss on investment in Dogecoin sold to pay Sponsor Fee	–	(507)
Change in unrealized depreciation on investment in Dogecoin	–	(634,598)
Ending balance as of March 31, 2026	20,163,410.8951	$1,855,639

*	No comparative table has been provided as the Trust commenced investment operations on January 21, 2026.

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.50% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement.

The Sponsor Fee accrues daily and is payable in Dogecoin weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of Dogecoin payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred Sponsor Fee for the six-month period ended March 31, 2026 of $1,735, which began to accrue on January 21, 2026 when the Trust commenced investment operations. The accrued liability as of March 31, 2026 was $181.

As partial consideration for receipt of the Sponsor Fee, the Sponsor shall assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including (i) fees and other payments to the Service Provider, (ii) the fee payable to the marketing agent for services it provides to the Trust (the “Marketing Fee”), (iii) fees to the Administrator, if any, (iv) fees to the Custodians, (v) fees to the Transfer Agent, (vi) fees to the Trustee, (vii) the fees and expenses related to any future listing, trading or quotation of the Shares on any listing exchange or quotation system (including legal, marketing and audit fees and expenses), (viii) ordinary course legal fees and expenses but not litigation-related expenses, (ix) audit fees, (x) regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (xi) printing and mailing costs, (xii) costs of maintaining the Sponsor’s website and (xiii) applicable license fees (each, a “Sponsor-paid Expense,” and together, the “Sponsor-paid Expenses”), provided that any expense that qualifies as an Additional Trust Expense will be deemed to be an Additional Trust Expense and not a Sponsor-paid Expense. There is currently no predetermined cap on the aggregate amount of Sponsor-paid expenses. Should the Trust implement a predetermined cap on aggregate Sponsor-paid expenses, the Trust will notify the owners of the beneficial interests of Shares in a prospectus supplement or in its periodic Exchange Act reports, as applicable.

The Sponsor will not, however, assume certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Custodians, Administrator or other agents, service providers or counter-parties of the Trust, the fees and expenses related to the listing, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively, “Additional Trust Expenses”). Of the Sponsor-paid Expenses, ordinary course legal fees and expenses are subject to a cap of $100,000 per annum. In the Sponsor’s sole discretion, all or any portion of a Sponsor-paid Expense may be re-designated as an Additional Trust Expense if, among other reasons, the Sponsor determines that a Sponsor-paid Expense is an extraordinary, non-recurring expense of the Trust. The Trust shall not be responsible for paying any fees or expenses associated with the transfer of Dogecoin as needed to pay the Sponsor Fee or Additional Trust Expenses.

To the extent that the Sponsor does not voluntarily assume expenses, they will be the responsibility of the Trust. The Sponsor also pays the costs of the Trust’s organization and offering. The Trust is not obligated to repay any such costs related to the Trust’s organization and offering paid by the Sponsor.

5.	Creation and Redemption of Shares

The Trust creates and redeems Shares on a continuous basis but only in one or more Creation Baskets (other than in the case of the Initial Seed Shares) consisting of 10,000 Shares or multiples thereof at the NAV on the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

Authorized Participants may purchase Shares in cash by depositing cash in the Trust’s account with the Cash Custodian. This will cause the Sponsor, on behalf of the Trust, to automatically instruct a Dogecoin Counterparty, to (i) purchase the amount of Dogecoin equivalent in value to the cash deposit amount associated with the order and (ii) deposit the resulting Dogecoin amount in the Trust’s accounts with the Dogecoin Custodians, resulting in the Transfer Agent crediting the applicable amount of Shares to the Authorized Participant. Authorized Participants may also purchase Shares in-kind. To purchase Shares in-kind, an Authorized Participant delivers, or arranges for the delivery by the Authorized Participant’s designee of, Dogecoin to the Trust’s accounts with a Dogecoin Custodian in exchange for Shares.

When such an Authorized Participant redeems its Shares in cash, the Sponsor, on behalf of the Trust will direct a Dogecoin Custodian to transfer Dogecoin to a Dogecoin Counterparty, who will sell the Dogecoin to be executed, in the Sponsor’s reasonable efforts, at the Pricing Benchmark price used to calculate the Trust’s NAV, taking into account any spread, commissions, or other trading costs and deposit the cash proceeds of such sale in the Trust’s account with the Cash Custodian for settlement with the Authorized Participant. Any slippage incurred (including, but not limited to, any trading fees, spreads, or commissions), on a cash equivalent basis, will be the responsibility of the Authorized Participant and not of the Trust or Sponsor. Authorized Participants may also redeem Shares in-kind. When such an Authorized Participant redeems Shares in-kind, the Trust, through a Dogecoin Custodian, will deliver Dogecoin to the Authorized Participant or its designee in exchange for Shares.

	Three Months ended March 31, 2026*	Six Months ended March 31, 2026*
	(Unaudited)	(Unaudited)
Activity in Capital Shares:
Shares issued	100,000	100,000
Shares redeemed	–	(2)
Net Change in Capital Shares	100,000	99,998

*	No prior comparative period presented as this is the first fiscal year of the Trust’s investment operations.

	Three Months ended March 31, 2026*	Six Months ended March 31, 2026*
	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Contributions for shares issued	$2,492,151	$2,492,151
Distributions for shares redeemed	–	(100)
Net Change in Capital Transactions	$2,492,151	$2,492,051

*	No prior comparative period is presented as this is the first fiscal year of the Trust’s investment operations.

Dogecoin purchased payable represents the quantity of Dogecoin purchased for the creation of Shares where the Dogecoin has not yet settled. Generally, Dogecoin is transferred within two Business Days of the trade date.

	March 31, 2026	September 30, 2025
(Unaudited)
Dogecoin purchased payable	$–	$–

Dogecoin sold receivable represents the quantity of Dogecoin sold for the redemption of Shares where the Dogecoin has not yet been settled. Generally, Dogecoin is transferred within two Business Days of the trade date.

	March 31, 2026	September 30, 2025
(Unaudited)
Dogecoin sold receivable	$–	$–

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of September 30, 2025, the Sponsor owned two Shares of the Trust. On October 15, 2025, the Sponsor redeemed the two Shares for $100.

On January 21, 2026, 21Shares US LLC, in its capacity as Seed Capital Investor, purchased the Initial Seed Creation Baskets comprising 60,000 Shares at a price of $25.66 per Share. As of March 31, 2026, the Sponsor owned 60,000 Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights*

Per Share Performance (for a Share outstanding throughout each period presented)	Six Months ended March 31, 2026*
	(Unaudited)

Net asset value per Share, beginning of period	$25.66	(1)
Net investment income (loss) on investment in Dogecoin(2)	(0.02)
Net realized and change in unrealized gain(loss) on investment in Dogecoin(3)	(7.09)
Net change in net assets from operations	(7.11)
Net asset value per Share, end of period	$18.55

Total return, at net asset value(4)	(27.71)%

Ratio to average net assets(5)
Net investment income (loss)	(0.50	)%(6)
Gross expenses	0.50	%(6)
Net expenses	0.50	%(6)

*	No prior comparative period is presented as this is the first fiscal year of the Trust’s investment operations.

(1)	The amount represents the NAV per Share on January 21, 2026, commencement of investment operations.

(2)	Calculated using average Shares outstanding method.

(3)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market value for the Trust.

(4)	Total return is calculated based on the change in the value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.

(5)	Annualized.

(6)	Calculated based on average net assets starting on January 21, 2026, commencement of investment operations.

8.	Commitments and Contingent Liabilities

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

9.	Concentration Risk

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

10.	Indemnification

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

11.	Subsequent Events

The Trust has evaluated all subsequent events through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements.

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

Organization and Trust Overview

The Trust is a Maryland statutory trust, formed on April 1, 2025 pursuant to the MSTA.  The Trust operates pursuant to the Trust Agreement. The Trust is not registered as an investment company under the 1940 Act and is not a commodity pool for purposes of the Commodity Exchange Act. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX. The Sponsor is not subject to regulation by the Commodity Futures Trading Commission as a commodity pool operator with respect to the Trust, or a commodity trading advisor with respect to the Trust. The Trust is an exchange-traded fund that issues common shares of beneficial interest representing fractional undivided beneficial interests in its net assets that trade on the Exchange. The Shares are listed for trading on the Exchange under the ticker symbol “TDOG”.

The Trust’s investment objective is to seek to track the performance of Dogecoin, as measured by the performance of the Pricing Benchmark, adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the Pricing Benchmark Provider. The Pricing Benchmark is designed to reflect the performance of Dogecoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds Dogecoin at its Custodians and values its Shares daily based on the Pricing Benchmark. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Dogecoin held by the Trust.

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

Computation of NAV

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

In addition to calculating NAV and NAV per Share, for purposes of the Trust’s financial statements, the Trust determines the net asset value of the Trust determined on a GAAP basis (the “Principal Market NAV”) and net asset value of the Trust per Share determined on a GAAP basis (the “Principal Market NAV per Share”) on each valuation date for such financial statements. The determination of the Principal Market NAV and Principal Market NAV per Share is identical to the calculation of NAV and NAV per Share, respectively, except that the value of Dogecoin is determined using the fair value of Dogecoin based on the price in the Dogecoin market that the Trust considers its “principal market” as of 4:00 p.m. ET on the valuation date, rather than using the Pricing Benchmark.

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

Results of Operations

For the Three Months Ended March 31, 2026*

Because the Trust had no investment operations prior to January 21, 2026 (the Seed Capital Purchase Date), the results of operations for the three months ended March 31, 2026 and the six months ended March 31, 2026 are identical and are discussed together below.

For the Six Months ended on March 31, 2026*

Although the six-month period covered by this report runs from October 1, 2025 through March 31, 2026, the Trust had no investment operations prior to January 21, 2026, and accordingly, the results of operations reflect activity from January 21, 2026 through March 31, 2026. The Trust’s NAV increased from 1,539,463 on January 21, 2026 to 1,855,458 on March 31, 2026, a 20.53% increase. The increase in the Trust's NAV resulted primarily from an increase in outstanding shares, which increased from 60,000 Shares on January 21, 2026 to 100,000 Shares on March 31,2026, as a result of 40,000 Shares being created. The increase in the Trust’s NAV was partially offset by a 25.84% decrease in the price of Dogecoin, which decreased from $0.12 on January 21, 2026 to $0.09 on March 31, 2026.

Net decrease in net assets resulting from operations for both periods was $(636,693), resulting from a net change in unrealized depreciation on investment in Dogecoin of $(634,598), a net realized loss of $(507) from Dogecoin sold to pay the Sponsor Fee, and a net investment loss of $(1,735), partially offset by a net change in unrealized appreciation on Sponsor Fee payable of $147. Other than the Sponsor Fee of $1,735, the Trust had no expenses during the period.

*	No prior comparative period is presented as the Trust had no investment operations during the three and six months ended March 31, 2025.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.50% of the Trust’s NAV. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Service Provider, the Administrator, the Custodians, the Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the Depository Trust Company (“DTC”), SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Trust. The Trust will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative, and other ordinary expenses are not deemed extraordinary expenses. The Trust will sell Dogecoin on an as-needed basis to pay the Sponsor Fee.

Off-Balance Sheet Arrangements

The Trust does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

The Trust is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of March 31, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust.

Item 1A. Risk Factors

You should carefully consider the risk factors discussed below as well as the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results. Other than as described herein, there have been no material changes in our risk factors from those disclosed in our 2025 Annual Report on Form 10-K.

The risks described below and in our Annual Report are not the only risks facing the Trust. You should also consider any risks and uncertainties described under the caption “Risk Factors” in any applicable prospectus, prospectus supplement, registration statement or other document that we file with the SEC before or after the date of this prospectus that is incorporated by reference herein. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Trust Agreement includes a provision restricting Shareholders’ right to bring a derivative action.

Under Section 7.4 of the Trust Agreement, Shareholders’ ability to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third-party when the Trust’s management has refused to do so) is restricted. The Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more Shareholders who are eligible to bring such derivative action under the Maryland Trust Statute and who (i) are not “Affiliates” (as defined in the Trust Agreement and below) of one another and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. “Affiliate” means (i) any Person directly or indirectly owning, controlling or holding with power to vote 10% or more of the outstanding voting securities of such Person, (ii) any Person 10% or more of whose outstanding voting securities are directly or indirectly owned, controlled or held with power to vote by such Person, (iii) any Person, directly or indirectly, controlling, controlled by or under common control of such Person, (iv) any employee, officer, director, member, manager or partner of such Person, or (v) if such Person is an employee, officer, director, member, manager or partner, any Person for which such Person acts in any such capacity; and “Person” means any natural person and any partnership, limited liability company, statutory trust, corporation, association, or other legal entity.

In addition to the 10% ownership threshold described above, the Trust Agreement imposes the following further procedural conditions on any Shareholder seeking to bring a derivative action on behalf of the Trust: (1) prior to bringing any such action, two or more non-affiliated Shareholders collectively holding at least 10% of the outstanding Shares must first make a pre-suit demand upon the Sponsor to bring the subject action, unless an effort to cause the Sponsor to bring such an action is not likely to succeed (a demand shall only be deemed not likely to succeed, and therefore excused, if the Sponsor has a personal financial interest in the transaction at issue, and the Sponsor shall not be deemed interested in a transaction or otherwise disqualified from ruling on the merits of a Shareholder demand by virtue of the fact that the Sponsor receives remuneration for his or her service as Sponsor of the Trust or as a trustee or director of one or more trusts that are under common management with or otherwise affiliated with the Trust); and (2) unless a demand is excused pursuant to clause (1) of this paragraph, the Sponsor must be afforded a reasonable amount of time to consider such Shareholder request and to investigate the basis of such claim and the Sponsor shall be entitled to retain counsel or other advisors in considering the merits of the request, and the Sponsor shall require an undertaking by the Shareholders making such request to reimburse the Trust for the expense of any such advisor in the event the Sponsor determines not to take action. Any decision by the Sponsor to bring, maintain, or compromise (or not to bring, maintain, or compromise) any such court action, proceeding or claim, or to submit the matter to a vote of Shareholders, shall be made by the Sponsor in good faith and shall be binding upon the Shareholders. In addition to claims that must be brought derivatively under applicable law, the Trust Agreement requires that any claim affecting all Shareholders of the Trust proportionately, based on their number of Shares of the Trust, must also be brought as a derivative claim subject to these conditions, regardless of whether such claim involves a violation of a Shareholder’s rights under the Trust Agreement or any other alleged violation of contractual or individual rights that might otherwise give rise to a direct claim (and regardless, in each case, of whether such claims sound in tort, fraud or otherwise, or are based on common law, statutory, equitable, legal or other grounds).

These provisions apply to any derivative actions brought in the name of the Trust other than derivative claims brought under the federal U.S. securities laws and the rules and regulations thereunder. The enforceability of Section 7.4’s derivative action threshold and procedural requirements under applicable federal or state law has not been definitively established. The application of such a threshold in the context of a registered exchange-traded product has not been comprehensively addressed by the courts. Accordingly, it is possible that a court could decline to enforce the Trust’s 10% threshold and procedural requirements.

A Shareholder wishing to bring a derivative action on behalf of the Trust must satisfy both the 10% ownership threshold and the pre-suit demand process described above before commencing any such action, suit or other proceeding, further limiting the ability of a Shareholder to seek redress in the name of the Trust. Due to these additional requirements, a Shareholder attempting to bring or maintain a derivative action in the name of the Trust will be required to locate other Shareholders with which it is not affiliated and that have sufficient Shares to meet the 10% threshold based on the number of Shares outstanding on the date the claim is brought and thereafter throughout the duration of the action, suit or proceeding. Shareholders wishing to satisfy this ownership threshold would need to identify and coordinate with other Shareholders of the Trust. Because the Trust’s Shares are held in book-entry form through the DTC and beneficial ownership information is not publicly available, individual investors may face substantial difficulty in locating other Shareholders. There is no mechanism established by the Trust to facilitate such shareholder coordination, and the Trust is not required to assist Shareholders in identifying one another. Accordingly, even Shareholders who believe they have a legitimate derivative claim may, as a practical matter, be unable to satisfy the 10% threshold and bring an action. Even if successful, this may be difficult and may result in increased costs to a Shareholder attempting to seek redress in the name of the Trust in court.

Moreover, if Shareholders bringing a derivative action, suit or proceeding pursuant to this provision of the Trust Agreement do not hold 10% of the outstanding Shares on the date such an action, suit or proceeding is brought, or such Shareholders are unable to maintain Share ownership meeting the 10% threshold throughout the duration of the action, suit or proceeding, such Shareholders’ derivative action may be subject to dismissal. As a result, the Trust Agreement limits the likelihood that a Shareholder will be able to successfully assert a derivative action in the name of the Trust, even if such Shareholder believes that he or she has a valid derivative action, suit or other proceeding to bring on behalf of the Trust.

Because the Trust’s Shares are held in book-entry form through DTC, the beneficial owners of Shares are generally not reflected on the Trust’s share register. Accordingly, any shareholder or group of Shareholders seeking to establish that they collectively hold at least 10% of the outstanding Shares must provide documentary evidence of their beneficial ownership as of the date of the derivative demand. Acceptable evidence may include broker statements, DTC participant confirmations, account statements from a registered broker-dealer or bank that is a DTC participant, or such other documentation as the Trust may reasonably require.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	On September 17, 2025, the Sponsor, in its capacity as Seed Capital Investor, subject to conditions, purchased the Initial Seed Shares comprising 2 Shares at a per-Share price of $50.00. Total proceeds to the Trust from the sale of the Initial Seed Shares were $100. Delivery of the Initial Seed Shares was made on September 17, 2025.

Proceeds received by the Trust from the issuance of Baskets consist of Dogecoin. Such deposits are held by the Custodians on behalf of the Trust until (i) delivered out in connection with redemptions of Baskets; or (ii) transferred or sold by the Sponsor, which may be facilitated by the Custodians, to pay fees due to the Sponsor and Trust expenses and liabilities not assumed by the Sponsor

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
January 1, 2026 – January 31, 2026	-	$-	N/A
February 1, 2026 – February 28, 2026	-	$-	N/A
March 1, 2026 - March 31, 2026	-	$-	N/A

Market Information

The Shares are listed on the Exchange under the symbol “TDOG” and have been listed since January 22, 2026.

Holders

As of March 31, 2026, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended March 31, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(2)	Trust Agreement.
3.2(3)	Second Amended and Restated Trust Agreement.
3.3(2)	Certificate of Trust.
3.4(2)	Certificate of Amendment to Certificate of Trust.
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.

(2)	Incorporated by reference to the Trust’s Amendment No. 5 to Registration Statement on Form S-1, filed on December 2, 2025.

(3)	Incorporated by reference to the Trust’s Annual Report on Form 10-K, filed on March 16, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

21Shares Dogecoin ETF

By:	21Shares US LLC, its Sponsor

By:	/s/ Russell Barlow
Russell Barlow
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date: May 13, 2026