Form 10-Q
period 2026-06-30
21Shares Dogecoin ETF
filed 2026-08-11
CIK 2064314

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The registrant had 980,000 outstanding shares as of August 7, 2026.

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

21Shares Dogecoin ETF

i

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

21SHARES DOGECOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2026	September 30, 2025
	(Unaudited)
Assets
Investment in Dogecoin, at fair value (cost $4,239,631, and $0, respectively)	$2,761,751	$–
Cash	–	100
Total assets	2,761,751	100

Liabilities
Sponsor Fee payable	215	–
Total liabilities	215	–

Commitments and contingent liabilities (Note 8)
Net assets	$2,761,536	$100

Net assets consist of
Paid-in-capital	$4,246,310	$100
Accumulated earnings (loss)	(1,484,774)	–
	$2,761,536	$100

Shares issued and outstanding, no par value, unlimited amount authorized	190,000	2
Net asset value per Share	$14.53	$50.00

The accompanying notes are an integral part of the financial statements.

21SHARES DOGECOIN ETF

SCHEDULE OF INVESTMENT

June 30, 2026* (Unaudited)

	Quantity of Dogecoin	Cost	Fair Value	% of Net Assets
Investment in Dogecoin	38,262,002.6228	$4,239,631	$2,761,751	100.01%
Total investments	38,262,002.6228	$4,239,631	$2,761,751	100.01%
Liabilities in excess of other assets			(215)	(0.01)%
Net assets			$2,761,536	100.00%

*	No prior comparative statements have been provided as the Trust did not hold investments in Dogecoin as of September 30, 2025.

The accompanying notes are an integral part of the financial statements.

21 SHARES DOGECOIN ETF

STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2026*	Nine Months Ended June 30, 2026*
	(Unaudited)	(Unaudited)
Expenses
Sponsor Fee	$4,207	$5,942
Total expenses	4,207	5,942
Net investment loss	(4,207)	(5,942)

Realized and change in unrealized gain (loss)
Net realized gain on in-kind liabilities paid	185	315
Net realized loss on investment in Dogecoin sold to pay Sponsor Fee	(780)	(1,287)
Net change in unrealized depreciation on investment in Dogecoin	(843,282)	(1,477,880)
Net change in unrealized appreciation on Sponsor Fee payable	3	20
Net realized and change in unrealized loss	(843,874)	(1,478,832)
Net decrease in net assets resulting from operations	$(848,081)	$(1,484,774)

*	No prior comparative statements have been provided as this is the first fiscal year of the Trust’s investment operations.

The accompanying notes are an integral part of the financial statements.

21SHARES DOGECOIN ETF

STATEMENTS OF CHANGES IN NET ASSETS

	Three Months Ended June 30, 2026*	Nine Months Ended June 30, 2026*
	(Unaudited)	(Unaudited)

Net assets, beginning of period	$1,855,458	$100
Contributions for Shares issued	1,754,159	4,246,310
Distributions for Shares redeemed	–	(100)
Net investment loss	(4,207)	(5,942)
Net realized gain on in-kind liabilities paid	185	315
Net realized loss on investment in Dogecoin sold to pay Sponsor Fee	(780)	(1,287)
Net change in unrealized depreciation on investment in Dogecoin	(843,282)	(1,477,880)
Net change in unrealized appreciation on Sponsor Fee payable	3	20
Net assets, end of period	$2,761,536	$2,761,536

Shares issued and redeemed
Shares issued	90,000	190,000
Shares redeemed	–	(2)
Net increase in Shares issued	90,000	189,998

*	No prior comparative statements have been provided as this is the first fiscal year of the Trust’s investment operations.

The accompanying notes are an integral part of the financial statements.

21Shares Dogecoin ETF

Notes to Financial Statements (Unaudited)

1.	Organization

The 21Shares Dogecoin ETF (the “Trust”) is a Maryland statutory trust, formed on April 1, 2025, pursuant to the Maryland Statutory Trust Act (“MSTA”). The Trust operates pursuant to a Second Amended and Restated Trust Agreement (the “Trust Agreement”). Wilmington Trust, N.A., a Maryland trust company, is the trustee of the Trust (the “Trustee”). On April 7, 2025, the Trust’s sponsor, 21Shares US LLC (the “Sponsor”) caused a Certificate of Amendment to the Trust’s Certificate of Trust to be filed with the Secretary of the State of Maryland in order to change the name of the Trust from “Jura Pentium Trust 10” to “21Shares Dogecoin ETF”. The Trust is managed and controlled by the Sponsor. The Sponsor is a limited liability company formed in the state of Delaware on June 16, 2021, and is a wholly owned subsidiary of 21co Holdings Limited. The ultimate parent company of 21co Holdings Limited is FalconX Holdings Limited (“FalconX”). Coinbase Custody Trust Company, LLC (“Coinbase”), Anchorage Digital Bank N.A. (“Anchorage”), and BitGo Bank & Trust, N.A. (“BitGo” and together with Coinbase and Anchorage, as the context may require, the “Dogecoin Custodians”, “Custodians” and each a “Dogecoin Custodian”) are the custodians for the Trust and hold all of the Trust’s Dogecoin tokens, the native digital asset of the Dogecoin blockchain (“Dogecoin”), on the Trust’s behalf. The transfer agent (the “Transfer Agent”), the administrator for the Trust (the “Administrator”), and the cash custodian (the “Cash Custodian”), is Bank of New York Mellon.

The Trust is an exchange-traded fund (“ETF”) that issues common shares of beneficial interest (the “Shares”) representing fractional undivided beneficial interests in its net assets that trade on the Nasdaq Stock Market LLC (the “Exchange”). The Shares are listed for trading on the Exchange under the ticker symbol “TDOG”.

The Trust’s investment objective is to seek to track the performance of Dogecoin as measured by the performance of the CF Dogecoin-Dollar US Settlement Price Index (the “Pricing Benchmark”), adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the administrator for the Pricing Benchmark (the “Pricing Benchmark Provider”). The Pricing Benchmark is designed to reflect the performance of Dogecoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds Dogecoin at its Custodians and the Administrator values the Shares daily based on the Pricing Benchmark. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE International Limited (“FTSE”) on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust. Accordingly, the change in pricing benchmark provider is not expected to have a material impact on the Trust's net asset value, the fair value measurement of the Trust's Dogecoin, or the Trust's results of operations, and does not represent a change in accounting principle. The change will be applied prospectively from the date the successor benchmark becomes effective.

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

On January 21, 2026 (the “Seed Capital Purchase Date”), the Sponsor, in its capacity as Seed Capital Investor, purchased the initial Baskets comprising 60,000 Shares (the “Seed Creation Baskets”) at a per-share price of $25.66. In its capacity as the Seed Capital Investor, the Sponsor has acted as a statutory underwriter in connection with such purchase. The total proceeds to the Trust from the sale of the Seed Creation Baskets were $1,539,463. On January 21, 2026, the Trust purchased Dogecoin with the proceeds of the Seed Creation Baskets by transacting with a designated third party, who may be an Authorized Participant or an affiliate of an Authorized Participant, and with whom the Sponsor has entered into an agreement on behalf of the Trust (each such third party, a “Dogecoin Counterparty”) to acquire Dogecoin on behalf of the Trust in exchange for cash provided by the Sponsor in its capacity as Seed Capital Investor. All Dogecoin acquired in connection with the Seed Creation Baskets is held by one or more of the Dogecoin Custodians.

The statements of assets and liabilities and schedule of investment on June 30, 2026, and the statements of operations, and changes in net assets for the three and nine months ended June 30, 2026 have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended June 30, 2026, and for all interim periods presented have been included. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

As an investment company for accounting purposes, the Trust is exempt from the requirement to present a statement of cash flows pursuant to ASC Topic 230, Statement of Cash Flows. Accordingly, a statement of cash flows has not been presented.

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

The following table presents information about the Trust’s assets measured at fair value as of June 30, 2026 (Unaudited):

	Amount at	Fair Value Measurement Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2026 (Unaudited)*
Assets
Investment in Dogecoin	$2,761,751	$2,761,751	$–	$–

*	There were no Dogecoin holdings as of September 30, 2025.

The cost basis of the investment in Dogecoin recorded by the Trust for financial reporting purposes is the fair value of Dogecoin at the time of purchase. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

Investment Transactions

The Trust considers investment transactions to be the receipt of Dogecoin for Share creations and the delivery of Dogecoin for Share redemptions or for payment of expenses in Dogecoin. The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investments. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including redemption of shares and settling obligations for the Sponsor Fee and the in-kind liabilities paid in connection to the Sponsor Fee in Dogecoin.

The Sponsor Fee payable is settled in Dogecoin. The liability is remeasured at each reporting date by reference to the fair value of the Dogecoin required to settle it, with the effect of remeasurement recognized in net change in unrealized appreciation (depreciation) on the Sponsor Fee payable. On settlement, the difference between the carrying amount of the liability and the cost basis of the Dogecoin delivered is recognized in net realized gain (loss) on in-kind liabilities paid.

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

Federal Income Taxes

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. Each beneficial owner of Shares will be treated as directly owning its pro rata Share of the Trust’s assets and will be treated as if it directly received a pro rata portion of the Trust’s income, gain, losses and deductions. If the Trust sells Dogecoin (for example, to pay fees or expenses), such a sale is a taxable event to shareholders of the Trust (“Shareholders”). Upon a Shareholder’s sale of its Shares, the Shareholder will be treated as having sold the pro rata share of the Dogecoin held in the Trust at the time of the sale and recognizes a gain or loss on such sale.

The Sponsor has reviewed the tax positions as of June 30, 2026 and September 30, 2025, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

3.	Fair Value of Dogecoin

The following represents the changes in quantity of Dogecoin and the fair value during the nine months ended June 30, 2026 (Unaudited)*:

	Quantity of dogecoin	Fair Value
Beginning balance as of October 1, 2025	–	$–
Dogecoin purchased	38,320,502.6228	4,246,310
Dogecoin sold to pay Sponsor Fee	(58,500.0000)	(5,392)
Net realized loss on investment in Dogecoin sold to pay Sponsor Fee	–	(1,287)
Net change in unrealized depreciation on investment in Dogecoin	–	(1,477,880)
Ending balance as of June 30, 2026	38,262,002.6228	$2,761,751

The following represents the changes in quantity of Dogecoin and the fair value during the three months ended June 30, 2026 (Unaudited)*:

	Quantity of dogecoin	Fair Value
Beginning balance as of April 1, 2026	20,163,410.8951	$1,855,639
Dogecoin purchased	18,141,591.7277	1,754,159
Dogecoin sold to pay Sponsor Fee	(43,000.0000)	(3,985)
Net realized loss on investment in Dogecoin sold to pay Sponsor Fee	–	(780)
Net change in unrealized depreciation on investment in Dogecoin	–	(843,282)
Ending balance as of June 30, 2026	38,262,002.6228	$2,761,751

*	No comparative table has been provided as the Trust commenced investment operations on January 21, 2026.

4.	Trust Expenses

The Trust pays the unitary Sponsor fee of 0.50% of the Trust’s NAV (the “Sponsor Fee”). The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement.

The Sponsor Fee accrues daily and is payable in Dogecoin weekly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying an annualized rate to the Trust’s NAV, and the amount of Dogecoin payable in respect of each daily accrual is determined by reference to the Pricing Benchmark. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor Fee. The Trust incurred Sponsor Fee for the three months and nine months ended June 30, 2026 of $4,207 and $5,942, respectively, which began to accrue on January 21, 2026 when the Trust commenced investment operations. The accrued liability as of June 30, 2026, and September 30, 2025 was $215 and $0, respectively.

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

The Trust creates and redeems Shares on a continuous basis but only in one or more creation baskets (“Creation Baskets”) (other than in the case of the Initial Seed Shares) consisting of 10,000 Shares or multiples thereof at the NAV on the date of the creation or redemption. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Administrator, can place orders.

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

	Three Months Ended June 30, 2026*	Nine Months Ended June 30, 2026*
	(Unaudited)	(Unaudited)
Activity in Capital Shares:
Shares issued	90,000	190,000
Shares redeemed	–	(2)
Net Change in Capital Shares	90,000	189,998

*	No prior comparative period is presented as this is the first fiscal year of the Trust’s investment operations.

	Three Months Ended June 30, 2026*	Nine Months Ended June 30, 2026*
	(Unaudited)	(Unaudited)
Activity in Capital Transactions:
Contributions for Shares issued	$1,754,159	$4,246,310
Distributions for Shares redeemed	–	(100)
Net Change in Capital Transactions	$1,754,159	$4,246,210

*	No prior comparative period is presented as this is the first fiscal year of the Trust’s investment operations.

Dogecoin purchased payable represents the quantity of Dogecoin purchased for the creation of Shares where the Dogecoin has not yet settled. Generally, Dogecoin is transferred within two Business Days of the trade date.

	June 30, 2026	September 30, 2025
(Unaudited)
Dogecoin purchased payable	$–	$–

Dogecoin sold receivable represents the quantity of Dogecoin sold for the redemption of Shares where the Dogecoin has not yet been settled. Generally, Dogecoin is transferred within two Business Days of the trade date.

	June 30, 2026	September 30, 2025
(Unaudited)
Dogecoin sold receivable	$–	$–

6.	Related Parties

The Sponsor is a related party to the Trust. The Trust’s operations are supported by its Sponsor, who is in turn supported by its parent company and affiliated companies and external service providers.

As of September 30, 2025, the Sponsor owned two Shares of the Trust. On October 15, 2025, the Sponsor redeemed the two Shares for $100.

On January 21, 2026, 21Shares US LLC, in its capacity as Seed Capital Investor, purchased the Seed Creation Baskets comprising 60,000 Shares at a price of $25.66 per Share. As of June 30, 2026, the Sponsor owned 60,000 Shares of the Trust.

The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of Shares on the Exchange.

7.	Financial Highlights*

Per Share Performance (for a Share outstanding throughout the periods presented)	Three Months Ended June 30, 2026*	Nine Months Ended June 30, 2026*
	(Unaudited)	(Unaudited)

Net asset value per Share, beginning of period	$18.55	$25.66	(1)
Net investment income (loss)(2)	(0.02)	(0.04)
Net realized and change in unrealized gain(loss)(3)	(4.00)	(11.09)
Net decrease in net assets from operations	(4.02)	(11.13)
Net asset value per Share, end of period	$14.53	$14.53

Total return, at net asset value(4)	(21.67)%	(43.37)%

Ratio to average net assets(5)
Net investment loss	(0.50)%	(0.50	)%(6)
Gross expenses	0.50%	0.50	%(6)
Net expenses	0.50%	0.50	%(6)

*	No prior comparative period is presented as this is the first fiscal year of the Trust’s investment operations.

(1)	The amount represents the NAV per Share on January 21, 2026, commencement of investment operations.

(2)	Calculated using average Shares outstanding method.

(3)	The amount shown for a Share outstanding throughout the period may not agree with the change in the aggregate gains and losses for such period because of the timing of sales and repurchases of the Trust’s Shares in relation to fluctuating market value for the Trust.

(4)	Total return is calculated based on the change in the value during the period and is not annualized. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.

(5)	Annualized.

(6)	Calculated based on average net assets starting on January 21, 2026, commencement of investment operations.

8.	Commitments and Contingent Liabilities

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

The Trust has evaluated all subsequent events and transactions for potential recognition or disclosure through the issuance of the financial statements and has noted no events requiring adjustment or additional disclosure in the financial statements.

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

The Trust’s investment objective is to seek to track the performance of Dogecoin, as measured by the performance of the Pricing Benchmark, adjusted for the Trust’s expenses and other liabilities. CF Benchmarks Ltd. is the Pricing Benchmark Provider. The Pricing Benchmark is designed to reflect the performance of Dogecoin in U.S. dollars. In seeking to achieve its investment objective, the Trust holds Dogecoin at its Custodians and the Administrator values the Shares daily based on the Pricing Benchmark. The Trust is a passive investment vehicle and is not a leveraged product. The Sponsor does not actively manage the Dogecoin held by the Trust. On June 30, 2026, the Sponsor provided notice to the Pricing Benchmark Provider of the termination, effective August 31, 2026, of the licensing agreement between the Sponsor and the Pricing Benchmark Provider relating to the use of the Pricing Benchmark. The Sponsor intends to enter into a licensing agreement with FTSE on or about August 24, 2026, whereby FTSE will provide each of the Sponsor, the Trust, and their affiliates a non-exclusive, non-transferable, non-sub-licensable, worldwide license to access, view and use FTSE index data to develop, create, calculate, settle, maintain or support and market the Trust. Accordingly, the change in pricing benchmark provider is not expected to have a material impact on the Trust's net asset value, the fair value measurement of the Trust's Dogecoin, or the Trust's results of operations, and does not represent a change in accounting principle. The change will be applied prospectively from the date the successor benchmark becomes effective.

The Trust issues Shares only in Creation Baskets of 10,000 or multiples thereof. Creation Baskets are issued and redeemed in exchange for cash or in-kind for Dogecoin. Individual Shares will not be redeemed by the Trust but are listed and traded on the Exchange under the ticker symbol “TDOG”. The Trust issues Shares in Creation Baskets on a continuous basis at the applicable NAV per Share on the creation order date.

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

Calculation of NAV and NAV per Share

The NAV of the Trust is used by the Trust in its day-to-day operations to measure the net value of the Trust’s assets. The NAV is calculated on each Business Day and is equal to the aggregate value of the Trust’s assets less its liabilities based on the Pricing Benchmark price. In determining the NAV of the Trust on any Business Day, the Administrator calculates the price of the Dogecoin held by the Trust as of 4:00 p.m. ET on such day. The Administrator also calculates the “NAV per Share” of the Trust, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

NAV and NAV per Share are not measures calculated in accordance with GAAP and are not intended as substitutes for Principal Market NAV and Principal Market NAV per Share, respectively.

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

Results of Operations

For the Three Months Ended June 30, 2026*

The Trust’s NAV increased from $1,855,458 on March 31, 2026 to $2,761,536 on June 30, 2026, a 48.83% increase. The increase in the Trust’s NAV resulted primarily from an increase in Shares outstanding, from 100,000 Shares on March 31, 2026 to 190,000 Shares on June 30, 2026, reflecting 90,000 Shares (9 Creation Baskets) created during the quarter. The increase in the Trust’s NAV was partially offset by a 22.22% decrease in the price of Dogecoin, from $0.09 on March 31, 2026 to $0.07 on June 30, 2026. Although the Trust’s aggregate NAV increased as a result of Share creations, NAV per Share declined from $18.55 to $14.53 over the quarter, a 21.67% decrease.

Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $(848,081), consisting of a net change in unrealized depreciation on investment in Dogecoin of $(843,282), a net realized loss of $(780) on Dogecoin sold to pay the Sponsor Fee, and a net investment loss of $(4,207), partially offset by a net change in unrealized appreciation on the Sponsor Fee payable of $3 and a net realized gain of $185 on in-kind liabilities paid. Except for the Sponsor Fee of $4,207, the Trust had no other expenses during the quarter.

For the Nine Months Ended June 30, 2026*

Although the nine month period covered by this report runs from October 1, 2025 through June 30, 2026, the Trust had no investment operations prior to January 21, 2026, and accordingly the results of operations reflect activity from January 21, 2026 through June 30, 2026. The Trust’s NAV increased from $1,539,463 on January 21, 2026 to $2,761,536 on June 30, 2026, a 79.38% increase. The increase in the Trust’s NAV resulted primarily from an increase in Shares outstanding, from 60,000 Shares on January 21, 2026 to 190,000 Shares on June 30, 2026, reflecting 130,000 Shares (13 Creation Baskets) created during the period. The increase in the Trust’s NAV was partially offset by a 41.67% decrease in the price of Dogecoin, from $0.12 on January 21, 2026 to $0.07 on June 30, 2026. Although the Trust’s aggregate NAV increased as a result of Share creations, NAV per Share declined from $25.66 at commencement of investment operations to $14.53, a 43.37% decrease.

Net decrease in net assets resulting from operations for the nine months ended June 30, 2026 was $(1,484,774), resulting from a net change in unrealized depreciation on investment in Dogecoin of $(1,477,880), a net realized loss of $(1,287) on Dogecoin sold to pay the Sponsor Fee, and a net investment loss of $(5,942), partially offset by a net change in unrealized appreciation on the Sponsor Fee payable of $20 and a net realized gain of $315 on in-kind liabilities paid. Except for the Sponsor Fee of $5,942, the Trust had no other expenses during the period.

*	No prior comparative period is presented as the Trust had no investment operations during the three and nine months ended June 30, 2025.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events, or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Trust’s only ordinary recurring expense is the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Trust, including but not limited to the following: fees charged by the Service Provider, the Administrator, the Custodians, the Transfer Agent and the Trustee, the Marketing Fee, the Exchange’s listing fees, typical maintenance and transaction fees of the Depository Trust Company (“DTC”), SEC registration fees, printing and mailing costs, website fees, tax reporting fees, audit fees, license fees and expenses, up to $100,000 per annum in ordinary legal fees and expenses. The Sponsor bears expenses in connection with the Trust’s organization and initial offering costs.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

From time to time, the Trust may be a party to certain legal proceedings in the ordinary course of business. As of June 30, 2026, the Trust was not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under "Part I, Item 1A. Risk Factors” of the Trust’s Annual Report on Form 10-K for the period ended September 30, 2025 and under “Part II, Item 1A. Risk Factors” of the Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2026.

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

Period	Total Shares Redeemed	Average Price Per Share	Maximum number of shares that may yet be purchased
April 1, 2026 – April 30, 2026	-	$-	N/A
May 1, 2026 – May 31, 2026	-	$-	N/A
June 1, 2026 – June 30, 2026	-	$-	N/A

Market Information

The Shares are listed on the Exchange under the symbol “TDOG” and have been listed since January 22, 2026.

Holders

As of June 30, 2026, there was approximately one DTC participating shareholder of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act) for the quarter ended June 30, 2026.

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

Date: August 11, 2026

By:	/s/ Duncan Moir
Duncan Moir
President (Principal Financial Officer and Principal Accounting Officer)

Date: August 11, 2026